Form 10-Q
period 1997-03-31
LONG BEACH FINANCIAL CORP
filed 1997-06-12
CIK 1034011

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 1-12889

                        LONG BEACH FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                33-0739843
             (STATE OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

         1100 TOWN & COUNTRY ROAD, SUITE 900, ORANGE, CALIFORNIA 92868
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                         (714) 541-5378 EXTENSION 7408
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

     As of May 31, 1997, registrant had outstanding 25,000,000 shares of Common Stock.
================================================================================

                        LONG BEACH FINANCIAL CORPORATION

                               TABLE OF CONTENTS
                                  TO FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                                                        PAGE
                                                                                        ----
PART I -- FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS
     Consolidated Statements of Financial Condition as of March 31, 1997 (Unaudited)
      and as of February 14, 1997.....................................................    2
     Notes to Consolidated Statements of Financial Condition as of March 31, 1997
      (Unaudited).....................................................................    3
     Wholesale Division of AMC Statements of Financial Condition as of March 31, 1997
      (Unaudited) and December 31, 1996...............................................    5
     Wholesale Division of AMC Statements of Operations for the Three Months Ended
      March 31, 1997 and 1996 (Unaudited).............................................    6
     Wholesale Division of AMC Statements of Divisional Equity (Deficit) for the Three
      Months Ended March 31, 1997 and 1996 (Unaudited)................................    7
     Wholesale Division of AMC Statements of Cash flows for the Three Months Ended
      March 31, 1997 and 1996 (Unaudited).............................................    8
     Notes to the Wholesale Division of AMC Financial Statements (Unaudited)..........    9
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF
             OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES..............................   11
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................   15
PART II -- OTHER INFORMATION
  ITEM 1.  Legal Proceedings..........................................................   16
  ITEM 2.  Changes in Securities......................................................   16
  ITEM 3.  Defaults upon Senior Securities............................................   16
  ITEM 4.  Submission of Matters to a Vote of Securities Holders......................   16
  ITEM 5.  Other Information..........................................................   16
  ITEM 6.  Exhibits and Reports on Form 8-K...........................................   17
             (a)  Exhibits............................................................   17
             (b)  Reports on Form 8-K.................................................   17

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        LONG BEACH FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         MARCH 31,    FEBRUARY 14,
                                                                           1997           1997
                                                                        -----------   ------------
                                                                        (UNAUDITED)
ASSETS
Cash..................................................................   $ 520,000      $520,000
                                                                          ========      ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Stockholder's equity:
  Preferred stock, $.001 par value; 25,000,000 shares authorized; no
     shares issued or outstanding.....................................   $      --      $     --
  Common stock, $.001 par value; 150,000,000 shares authorized; one
     share issued and outstanding.....................................          --            --
  Additional paid in capital..........................................     520,000       520,000
                                                                          --------      --------
          Total liabilities and stockholder's equity..................   $ 520,000      $520,000
                                                                          ========      ========

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

            NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Long Beach Financial Corporation ("LBFC"), through its subsidiary, Long Beach Mortgage Company, (collectively the "Company") is currently engaged in the business of originating, purchasing and selling sub-prime residential mortgage loans secured by one-to-four family residences. The Company originates loans primarily through independent mortgage loan brokers. The Company's core borrower base consists of individuals who do not qualify for traditional "A" credit because their credit history, income or other factors cause them not to conform to standard agency lending criteria.

     The Company follows a strategy of selling substantially all of its loan originations (while retaining the related servicing rights in most cases) in the secondary market through loan sales. Prior to each fiscal quarter, the Company generally obtains a purchase commitment for the volume of loans expected to be originated during such quarter from a loan purchaser. As a result, the Company generally expects to have a buyer for each loan at the time it is funded.

     LBFC was incorporated in January 1997. At the time of incorporation, LBFC was a wholly-owned subsidiary of a company now known as Ameriquest Mortgage Company ("AMC"). AMC conducted its mortgage lending business through four divisions: (i) the direct-sourced lending division, (ii) the broker-sourced lending division, (iii) the loan sales division, and (iv) the loan servicing division. LBFC was formed to facilitate the public sale of AMC's broker-sourced lending business. All references to the "Wholesale Division" herein shall be deemed to include the operations of the broker-sourced lending division of AMC prior to the Reorganization (defined below).

     On April 28, 1997, LBFC's Registration Statement (No. 333-22013) on Form S-1 under the Securities Act of 1933, as amended (the "Registration Statement"), relating to the initial public offering of its common stock was declared effective. The initial public offering of 22,504,000 shares of common stock closed at a price of $6.50 per share on May 2, 1997. On May 14, 1997, the underwriters purchased an additional 2,496,000 shares of common stock at a price of $6.50 per share following their exercise of the overallotment option, resulting in a total of 25,000,000 shares sold in the initial public offering (the "Offering").

     On May 2, 1997, immediately prior to the closing of the initial public sale of LBFC's common stock, AMC reorganized its business operations (the "Reorganization") by transferring certain assets (including: furniture, leasehold improvements and equipment) and personnel relating to the broker-sourced lending and the loan sales divisions and approximately $40 million in cash to the Company in exchange for 24,999,999 shares of common stock. The assets transferred to the Company included loans in process as of May 2, 1997, but did not include loans funded or servicing rights with respect to loans funded prior to May 2, 1997. The Reorganization is being accounted for in a manner similar to a pooling of interests. Therefore, the historical cost basis of the assets and liabilities transferred to the Company will be carried over from the Wholesale Division of AMC. Additionally, the Company acquired a listing of independent brokers and the right to the "Long Beach Mortgage Company" name. The Company did not assume any liabilities of AMC arising from lending or loan servicing activities, other than certain liabilities associated with equipment and property leases acquired by the Company and accrued vacation and other employee benefits for personnel transferred to the Company.

     The Company had no operations for the three months ended March 31, 1997 on a stand alone basis. Accordingly, this Quarterly Report on Form 10-Q includes the Company's unaudited consolidated financial condition at March 31, 1997 and its audited consolidated financial condition at February 14, 1997. The statement of financial condition at February 14, 1997 represents the first audited statement of financial condition of the Company and was included in the Registration Statement. No statement of operations or cash flows is presented for the three months ended March 31, 1997.

     Because the Reorganization has been accounted for in a manner similar to a pooling of interests, this Quarterly Report on Form 10-Q also includes the financial information of the Wholesale Division of AMC for the fiscal quarters ended March 31, 1997 and 1996, and the financial position of the Wholesale Division of AMC at March 31, 1997 and December 31, 1996. The historical financial statements of the Wholesale Division of AMC have been prepared from records maintained by AMC and provided to the Company by

                        LONG BEACH FINANCIAL CORPORATION

AMC. The Company did not have any operations through March 31, 1997, and all rights, benefits and obligations relating to the operations and net earnings of the Wholesale Division up to the date of the Reorganization remained with AMC. The historical financial statements of the Wholesale Division of AMC may not necessarily be indicative of the financial condition, results of operations, or cash flows that would have existed if the Wholesale Division had operated as an independent entity.

     Both the Company's and the Wholesale Division's financial statements have been prepared in conformity with the instructions to Form 10-Q and on a consistent basis with the Company's Registration Statement. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company's consolidated financial statements, notes to the consolidated financial statements, Wholesale Division financial statements and accompanying notes, along with management's discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's Registration Statement and the Prospectus dated April 28, 1997.

NOTE 2.  AGREEMENTS WITH RELATED PARTIES

     Administrative Services Agreements -- On April 28, 1997, the Company and AMC entered into an administrative services agreement under which AMC agreed to provide various services to the Company, including certain employee benefits administration services, information services and data processing functions and mail services. The agreement has a one-year term from the effective date of the Reorganization unless earlier terminated by the Company upon 30 days written notice. The Company is being charged a fixed fee of approximately $142,000 per month for these services. Any failure by AMC to provide such administrative services to the Company during the term of the administrative services agreement could have a material adverse effect on the Company's results of operations and financial condition.

     In addition, on April 28, 1997, the Company and AMC entered into a second administrative services agreement pursuant to which the Company will assist AMC in selling the mortgage loans originated by AMC and provide investor coordination and information for the existing loan portfolio as well as new loan originations. The agreement has a one-year term from the effective date of the Reorganization, unless earlier terminated by AMC upon 30 days' written notice. The Company is receiving a fixed monthly fee of approximately $55,000 for providing such services. Once AMC develops internal capability to perform these functions, it is anticipated that AMC will terminate the second administrative services agreement.

     Loan Sub-servicing Agreement -- On April 28, 1997, the Company and AMC entered into a three-year loan sub-servicing agreement pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company after the Reorganization. Sub-servicing activities include collecting and remitting loan payments, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions. The agreement provides that either party has the right to terminate the agreement effective at any time after 18 months, upon six months prior written notice to the other party. The Company has agreed to pay AMC a 45 basis points annual servicing fee on the declining balance of each loan serviced.

     Income Taxes -- In connection with the Reorganization, AMC agreed to indemnify and hold the Company harmless from any tax liability attributable to periods ending on or before the Reorganization. For periods ending after the Reorganization, the Company will pay its tax liability directly to the appropriate taxing authorities.

     The agreements between the Company and AMC were developed in the context of a related party relationship and therefore may not necessarily reflect the same business terms as might have been obtained in arm's length negotiations between independent parties.

                        LONG BEACH FINANCIAL CORPORATION

                           WHOLESALE DIVISION OF AMC
                       STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                    MARCH 31,       DECEMBER 31,
                                                                       1997             1996
                                                                   ------------     ------------
                                             ASSETS
Loans held for sale..............................................  $ 57,752,000     $ 49,580,000
Receivable from the sales of loans...............................    39,553,000       25,103,000
Premises and equipment...........................................     2,050,000        2,033,000
Deferred income taxes............................................     2,120,000        2,120,000
Prepaid expenses and other assets................................       640,000          914,000
                                                                   ------------      -----------
          Total assets...........................................  $102,115,000     $ 79,750,000
                                                                   ============      ===========
                               LIABILITIES AND DIVISIONAL EQUITY
Liabilities
Warehouse financing facility.....................................  $ 97,818,000     $ 72,829,000
Accounts payable and accrued liabilities.........................     5,593,000        5,784,000
                                                                   ------------      -----------
          Total liabilities......................................   103,411,000       78,613,000
                                                                   ============      ===========
Commitments and contingencies

Divisional (deficit) equity......................................    (1,296,000)       1,137,000
                                                                   ------------      -----------
          Total liabilities and divisional (deficit) equity......  $102,115,000     $ 79,750,000
                                                                   ============      ===========

 See accompanying notes to the Wholesale Division of AMC financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                           WHOLESALE DIVISION OF AMC
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                  ------------------------------
                                                                     1997              1996
                                                                  -----------     --------------
REVENUES:

Gain on sales of loans..........................................  $16,800,000     $   10,101,000

Interest income.................................................    2,035,000            796,000
Interest expense................................................   (1,563,000)          (684,000)
                                                                  -----------        -----------
Net interest income.............................................      472,000            112,000
                                                                  -----------        -----------
Net operating income............................................   17,272,000         10,213,000

EXPENSES:
Compensation expense............................................    6,181,000          3,648,000
Premises and equipment expenses.................................      759,000            625,000
Other general and administrative expenses.......................    1,015,000            459,000
Corporate administrative charges................................    1,684,000          2,027,000
                                                                  -----------        -----------
                                                                    9,639,000          6,759,000
Earnings before income taxes....................................    7,633,000          3,454,000
Provision for income taxes......................................    3,065,000          1,423,000
                                                                  -----------        -----------
Net earnings....................................................  $ 4,568,000     $    2,031,000
                                                                  ===========        ===========
Pro forma net earnings per share................................  $      0.18     not applicable
                                                                  ===========

 See accompanying notes to the Wholesale Division of AMC financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                           WHOLESALE DIVISION OF AMC
                   STATEMENTS OF DIVISIONAL (DEFICIT) EQUITY
                                  (UNAUDITED)

                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
Balance, January 1,...............................................  $ 1,137,000     $ 1,732,000
Net earnings for the three months ended March 31,.................    4,568,000       2,031,000
Net change in divisional equity arising from intracompany
  transactions....................................................   (7,001,000)     (3,016,000)
                                                                    -----------     -----------
Balance, March 31,................................................  $(1,296,000)    $   747,000
                                                                    ===========     ===========

 See accompanying notes to the Wholesale Division of AMC financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                           WHOLESALE DIVISION OF AMC
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                -------------------------------
                                                                    1997              1996
                                                                -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings................................................    $   4,568,000     $   2,031,000
Adjustments to reconcile net earnings to net cash provided
  by (used in) operating activities:
  Depreciation and amortization.............................          178,000           262,000
  Loans originated and purchased for sale...................     (326,160,000)     (186,627,000)
  Proceeds from sales of loans held for sale................      319,445,000       185,842,000
  Changes in receivable from sales of loans.................      (14,450,000)               --
  Other.....................................................       (1,374,000)       (1,318,000)
                                                                -------------     -------------
          Net cash provided by (used in) operating
            activities......................................      (17,793,000)        2,826,000
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of premises and equipment.......................         (125,000)         (122,000)
                                                                -------------     -------------
          Net cash used in investing activities.............         (125,000)         (122,000)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in warehouse financing facility................       24,919,000           312,000
  Cash provided to AMC......................................       (7,001,000)       (3,016,000)
                                                                -------------     -------------
          Net cash provided by (used in) financing
            activities......................................       17,918,000        (2,704,000)
NET INCREASE (DECREASE) IN CASH
  Cash, beginning of the period.............................               --                --
                                                                -------------     -------------
  Cash, end of the period...................................               --                --
                                                                 ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest on warehouse
     financing facility.....................................    $   1,460,000     $     481,000
                                                                 ============      ============

 See accompanying notes to the Wholesale Division of AMC financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                           WHOLESALE DIVISION OF AMC
              NOTES TO THE WHOLESALE DIVISION FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

NOTE 1.  BASIS OF PRESENTATION

     As disclosed in Note 1 to the Company's Consolidated Statements of Financial Condition, the Wholesale Division did not exist as a separate legal entity during the period ended March 31, 1997 and operated as a division of AMC. The financial statements of the Wholesale Division of AMC should be read in conjunction with the Company's consolidated financial statements of condition and accompanying notes. The Wholesale Division's financial statements have been prepared in conformity with the instructions to Form 10-Q and on a consistent basis with the Registration Statement. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying financial statements of the Wholesale Division of AMC have been prepared from records maintained by AMC and provided to the Company. In the normal course of business, the Wholesale Division had various transactions with other divisions of AMC that are material in amount. These financial statements also reflect key assumptions regarding the allocation of certain revenue and expense items and certain balance sheet accounts, many of which could be material. The Company did not have any operations through March 31, 1997, and all rights, benefits and obligations relating to the operations and net earnings of the Wholesale Division up to the date of the Reorganization remained with AMC. The accompanying historical financial statements of the Wholesale Division of AMC may not necessarily be indicative of the financial condition, the results of operations or cash flows that would have existed if the Wholesale Division had operated as an independent entity.

     The accompanying financial statements of the Wholesale Division of AMC reflect the assets, liabilities, revenues and expenses that were directly related to the operations of the Wholesale Division as they were operated by AMC. In cases involving assets, liabilities, revenues and expenses not specifically identifiable to any particular division of AMC, certain allocations were made by AMC to reflect the operations of the Wholesale Division. Allocations have been made for, among other things, accounting, information services, legal, compliance, and other executive and administrative services. The accompanying financial statements are also based on the following assumptions:

          1. No cash balances are recorded as part of these historical financial statements as it was the practice of AMC not to maintain separate cash balances for the various divisions.

          2. The net change in divisional equity arising from intracompany transactions, as reflected in the statements of divisional equity, includes: (i) the aggregate intracompany allocations of costs and expenses incurred by the Wholesale Division and paid by AMC, (ii) cash generated by the Wholesale Division and collected by AMC during the periods presented, and (iii) cash advanced by AMC on behalf of the Wholesale Division. The net change in divisional equity arising from intracompany transactions also includes all liabilities of the Wholesale Division, such as income taxes payable, that are not separate legal obligations of the Wholesale Division but have been charged to the Wholesale Division.

NOTE 2.  CORPORATE ALLOCATION OF GENERAL AND ADMINISTRATIVE EXPENSES

     The Wholesale Division was charged for certain corporate expenses incurred by AMC on behalf of the Wholesale Division. These charges included, among other items, information services, accounting, legal, compliance, and other executive and administrative services. These allocations were prepared by AMC, and AMC informed the Company that these allocations were based upon a variety of factors, which include: loan origination volume, employee headcount, and historical ratios of expenses incurred by the various divisions to total direct expenses. There can be no assurance that future expenses incurred by the Company, as an independent entity, will be comparable to the historical levels allocated by AMC to the Wholesale Division.

                        LONG BEACH FINANCIAL CORPORATION

                           WHOLESALE DIVISION OF AMC
      NOTES TO THE WHOLESALE DIVISION FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3.  PRO FORMA NET EARNINGS PER SHARE

     The Company did not have any operations through March 31, 1997, and all rights, benefits and obligations relating to the net earnings of the Wholesale Division up to the date of the Reorganization remained with AMC. Additionally, only one share of LBFC's common stock was issued and outstanding during the three months ended March 31, 1997 and no shares were issued or outstanding at any time during 1996. However, on the assumption that the Company's 25,000,000 shares of common stock were issued and outstanding during the entire period from January 1, 1997 through March 31, 1997, the Wholesale Division's net earnings per share would have been $.18 per share on a proforma basis for the three months ended March 31, 1997.

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

ITEM 2.  OVERVIEW

     The Company is a specialty finance company engaged in the business of originating, purchasing and selling sub-prime residential mortgage loans secured by one-to-four family residences. The Company's core borrower base consists of individuals who do not qualify for traditional "A" credit because their credit history, income or other factors cause them not to conform to standard agency lending criteria. The Company originates loans through independent mortgage brokers and, to a lesser extent, purchases loans from smaller mortgage companies and commercial banks. Substantially all of the Company's loan originations and purchases are sold in the secondary market through loan sales in which the Company disposes of its entire economic interest in the loans for cash, except for the related servicing rights which it retains in most cases.

     Prior to the Reorganization, the Company had no operations on a stand-alone basis. The Wholesale Division, from which the Company obtained certain assets (including: independent broker lists, office leases, furniture, leasehold improvements and equipment) and personnel, operated as a division of AMC.

     Because the Company had no operations during the three months ended March 31, 1997 or 1996, the discussion and analysis that follows relates to the Wholesale Division of AMC for the quarters ended March 31, 1997 and 1996. In the normal course of business, the Wholesale Division had various transactions with AMC that are material in amount. The financial statements and accounting data of the Wholesale Division have been prepared from records maintained by AMC and provided to the Company.

     The financial statements of the Wholesale Division of AMC reflect the assets, liabilities, revenues and expenses that were directly related to the continuing operations of the Wholesale Division as they were operated by AMC prior to the Reorganization. Historical cost basis of the assets and liabilities has been carried over to the Wholesale Division. The financial statements reflect key assumptions made by AMC regarding the allocation of certain revenue and expense items and certain balance sheet accounts, many of which could be material. In particular, in cases involving assets, liabilities, revenues and expenses not specifically identifiable to any particular division of AMC, certain allocations were made by AMC to reflect the operations of the Wholesale Division.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

REVENUE

     Revenue is derived primarily from gain on sales of loans and net interest income from loans held for sale in excess of the cost of funding such loans. The key factors that affect the Company's revenue are (i) the volume of loans originated and purchased, (ii) the premium over principal amount received in loan sales, (iii) origination points received or paid, (iv) origination fees received, and (v) the differential between the interest rate on borrowings under the revolving warehouse credit facility and the interest rate of loans held for sale. Loan sales premium is affected by, among other things, the interest rate and/or margin of the loans sold.

     Expenses are incurred for, among other things, compensation and employee benefits, rent and other occupancy costs, office supplies and courier service, depreciation, legal and professional services, and interest.

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

     The Wholesale Division recorded net earnings of $4.6 million for the three months ended March 31, 1997, which represented an increase of $2.5 million or 125% over net earnings for the same period of 1996. The increase in net earnings is primarily the result of an increase in loan production and loan sales. As presented in the table below, loan production increased dramatically during the first quarter of 1997 as compared to 1996.

                                LOAN PRODUCTION

                                             FOR THE THREE MONTHS ENDED MARCH 31,
                          ---------------------------------------------------------------------------
                                         1997                                    1996
                          -----------------------------------     -----------------------------------
                                                     INTEREST                                INTEREST
                             AMOUNT        UNITS     RATE(A)         AMOUNT        UNITS     RATE(A)
                          ------------     -----     --------     ------------     -----     --------
Fixed rate..............  $ 91,554,000     1,018       10.25%     $ 49,627,000       505       10.22%
Adjustable rate.........   234,606,000     1,898        9.34%      137,000,000     1,369       10.02%
                          ------------     -----                  ------------     -----
Total loan production...  $326,160,000     2,916                  $186,627,000     1,874
                          ============     =====                  ============     =====

---------------
(A) The interest rate for adjustable rate loans represents the initial start rate.

     As indicated by the table above, loan production increased by 74.8% or $139.5 million during the three months ended March 31, 1997 as compared to the same period in 1996.

     The increase in loan production during the first quarter of 1997 as compared to 1996 is the result of increased production in existing markets and expansion into new markets. At March 31, 1997, the Wholesale Division had relationships with approximately 8,000 independent approved mortgage brokers located in 43 states. The Wholesale Division utilized 190 account executives located in 62 offices to provide service to these brokers. Comparatively, as of March 31, 1996, the Wholesale Division had relationships with approximately 5,800 independent mortgage brokers located in 38 states and utilized 123 account executives located in 50 offices to provide service to these brokers.

     The increase in loan production during the first quarter of 1997 as compared to 1996 contributed to an increase in loan sales. As indicated by the following table, the Wholesale Division experienced a substantial increase in loan sales.

                                   LOAN SALES

                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                              ---------------------------------------------------------------------------
                                             1997                                    1996
                              -----------------------------------     -----------------------------------
                                                         INTEREST                                INTEREST
                                 AMOUNT        UNITS     RATE(A)         AMOUNT        UNITS     RATE(A)
                              ------------     -----     --------     ------------     -----     --------
Fixed rate..................  $ 92,520,000     1,019       10.28%     $ 47,379,000       478       10.33%
Adjustable rate.............   226,925,000     1,850        9.40%      138,463,000     1,357       10.01%
                              ------------     -----                  ------------     -----
Total loan sales............  $319,445,000     2,869                  $185,842,000     1,835
                              ============     =====                  ============     =====

---------------
(A) The interest rate for adjustable rate loans represents the initial start rate.

     Loan sales are made on a non-recourse basis pursuant to a purchase agreement containing customary representations and warranties regarding underwriting criteria and the origination process. In the event of a breach of a representation or warranty, repurchase or substitution may be required. Additionally, loans may be

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

repurchased or substituted if a payment default occurs within the first month following the date that the loan is funded, or if the loan documentation is alleged to contain fraudulent misrepresentations made by the borrower.

     Gains from the sale of loans are determined by the differential between the price paid for the loan by the purchaser and the Company's recorded investment in the loan ("net premium") less any accruals for loss contingencies. In addition to the principal amount of the loan, the Company's recorded investment in the loan includes (i) points and fees paid to the independent broker, (ii) incremental direct costs associated with producing the loan, offset by, (iii) origination and other fees received by the Company from the borrower. Loan sales increased by $133.6 million or 72% during the first quarter of 1997 as compared to 1996. Likewise, gains from the sale of loans increased by $6.7 million or 66.3% during the first quarter of 1997, to $16.8 million as compared to $10.1 million during the first quarter of 1996. During the first three months of 1997, the Wholesale Division realized a net premium on sale of 5.40%. During the first three months of 1996, the net premium totaled 5.44%. In addition to the $13.9 million and the $8.4 million cash gains realized during the first quarter of 1997 and 1996, respectively, the Wholesale Division recorded gains of $2.9 million and $1.7 million during the first quarter of 1997 and 1996, respectively, from recording the value of mortgage servicing rights which arose at the time of the loan sale.

     Net interest income is the difference between the interest that is earned on loans and other interest earning assets over the interest that is paid under the revolving warehouse credit facility. Net interest income can be affected by the volatility of interest rates, the level of interest earned on interest earning assets, the cost of interest on the revolving warehouse credit facility, the average amount of interest earning assets outstanding, and the average amount of borrowings outstanding. During the first quarter of 1997, the Wholesale Division recorded $472,000 of net interest income as compared to $112,000 during the same period of 1996. The increase in net interest income is the result of the Wholesale Division holding a higher level of loans held for sale during the first quarter of 1997 as compared to the first quarter of 1996.

EXPENSES

     Expenses of the Wholesale Division include general and administrative expenses and income tax expense. The Wholesale Division incurred certain expenses that were directly related to its operations. Additionally, certain expenses, not specifically identifiable to any particular division of AMC were allocated by AMC to its various divisions, including the Wholesale Division. These allocations were prepared by AMC and AMC informed the Company that these allocations were based on a variety of factors which take into consideration the loan origination volume, employee headcount, and historical ratios of direct expenses incurred by the divisions to total direct expenses.

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              -------------------------
                                                                 1997           1996
                                                              ----------     ----------
        Compensation expense................................  $6,181,000     $3,648,000
        Premises and equipment expenses.....................     759,000        625,000
        Other general and administrative expenses...........   1,015,000        459,000
                                                              ----------     ----------
        Total Direct Expenses...............................   7,955,000      4,732,000
        Allocated expenses from AMC.........................   1,684,000      2,027,000
                                                              ----------     ----------
        Total general and administrative expenses...........  $9,639,000     $6,759,000
                                                              ==========     ==========

     The 42.6% increase in general and administrative expenses between the first quarter of 1997 and the first quarter of 1996 is primarily due to increases in direct compensation expense and other direct operating expenses, partially offset by a decline in allocated expenses from AMC.

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

     Compensation expense increased 69.4% or $2.5 million during the quarter ended March 31, 1997 as compared to the same period of 1996. The increased level of compensation expense represents 88% of the total increase in general and administrative expenses between the first quarter of 1997 and 1996. The primary reason for the increase is the expansion of the number of employees in support of the Wholesale Division's expansion of its loan production capabilities. Additionally, compensation expense increased because of increases in commissions paid to employees. The growth of the employee base and the additional commission expense is directly related to the increase in loan production during the quarter ended March 31, 1997 as compared to 1996.

     Other general and administrative expenses increased by $556,000 primarily as a result of an increase in overhead costs related to the 74.8% increase in loan production.

     During the first quarter of 1997, allocated expenses from AMC declined by $343,000 from the same period of 1996. This decrease resulted primarily from a reduction in the allocation of expenses related to corporate personnel who devoted a greater portion of their time towards corporate activities of AMC, as opposed to divisional operations.

INCOME TAXES

     The Wholesale Division was not a separate legal entity and had no separate legal status or existence through March 31, 1997. Accordingly, the Wholesale Division was not a legal entity which is subject to tax. The Wholesale Division was part of AMC until the Reorganization and its income is subject to federal and state income tax as part of a division of AMC.

LIQUIDITY AND CAPITAL RESOURCES

     The Wholesale Division has historically generated positive cash flow from its operating activities. The Wholesale Division's sources of cash flow included loan sales at a premium, net interest income and borrowings. The Wholesale Division entered into forward loan sales contracts under which it commits to deliver loans to be originated or purchased by the Wholesale Division at a future date. The Wholesale Division sold loans at a premium several times a quarter pursuant to such contracts. The Wholesale Division's uses of cash included the funding of loan originations and purchases, payment of interest expenses, repayment of its borrowings, operating and administrative expenses, income taxes and capital expenditures.

     The Company funds its business through cash reserves and a revolving warehouse credit facility under which it borrows money to finance the origination and purchase of loans. The Company repays borrowings with the proceeds of its loan sales. Prior to the Reorganization, the Wholesale Division funded loans by borrowing under AMC's revolving warehouse credit facility. The Company has in place a $200 million warehouse financing facility provided by a syndicate of banks led by Texas Commerce Bank National Association. Borrowings under the warehouse financing facility for a particular loan may remain outstanding for no more than 120 days, except for an aggregate amount not to exceed $10 million, which may remain outstanding for up to 180 days. Borrowings under the warehouse financing facility are permitted up to 98% of the principal balance of the originated and purchased loans and bear interest at rates ranging from 1.375% to 1.625% over the 30-day reserve-adjusted London Inter-Bank Offered Rate ("LIBOR"), depending on the level of loan documentation the Company has delivered to the agent for the syndicate of banks providing credit under the warehouse financing facility. The warehouse financing facility also includes a $60 million subline for loans not covered by a forward purchase commitment, a $15 million subline for principal and interest advances, a $10 million subline for other servicing advances made primarily to security holders in connection with securitizations by purchasers of the Company's loans in which the Company serves as the master servicer, and a $5 million subline which may be used to finance mortgage loans owned by the Company that are in the process of collection or resale to investors. The sublines bear interest at rates ranging from

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

1.875% to 2.0% over the 30-day reserve-adjusted LIBOR. The warehouse financing facility will expire on March 31, 1999, unless earlier terminated or extended in accordance with its terms. The warehouse financing facility contains a number of financial covenants including the requirements that: (i) Long Beach Mortgage Company maintains tangible net worth equal to at least $25 million, plus 25% of cumulative positive net earnings, (ii) delinquencies on Long Beach Mortgage Company's mortgage servicing portfolio not exceed 12%, and (iii) the ratio of total liabilities to adjusted tangible net worth not exceed 9:1. The warehouse financing facility also contains other affirmative, negative and financial covenants typical of similar credit facilities.

     The Company believes that it will generate sufficient cash from its operations and borrowings to fund its operations through 1997. However, the Company's ability to continue to originate and purchase loans is dependent in large part upon its ability to sell the loans at a premium in the secondary market in order to generate cash proceeds to repay borrowings under the warehouse financing facility, thereby creating borrowing capacity to fund new originations and purchases. The value of and market for the Company's loans are dependent upon a number of factors, including the loan-to-value ratios and interest rates on the loans, general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to sell loans for acceptable prices within a reasonable period of time. A prolonged, substantial reduction in the size of the secondary market for loans of the type originated or purchased by the Company may adversely affect the Company's ability to sell loans in the secondary market with a consequent adverse impact on the Company's results of operations, financial condition and ability to fund future originations and purchases.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                                    PART II.

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

     Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not Applicable.

ITEM 5.  OTHER INFORMATION

     (a) On June 10, 1997, the Company announced that it has elected Richard A. Kraemer to its board of directors, filling the remaining vacancy to the five-member board. Mr. Kraemer has more than 30 years of experience in the banking and thrift industry and is vice chairman of Republic New York Corporation and Republic National Bank.

     Prior to joining Republic in 1992, Mr. Kraemer (53), was Chairman of the Board and CEO of Crossland Federal Savings Bank. From 1984 to 1992, he was a senior executive of Home Savings of America and its wholly-owned subsidiaries, The Home Savings Bank and Bowery Savings Bank. He most recently served as Chairman of the Board and CEO of Bowery Savings Bank and The Home Savings Bank, and was a director of Home Savings of America.

     (b) On June 5, 1997, the Company announced that it has named William K. Komperda (37) to the new position of managing director, capital markets and strategic planning. For the past ten years, Mr. Komperda was with the investment banking firm of Greenwich Capital Markets, Inc., Greenwich, Connecticut, most recently as senior vice president.

     Mr. Komperda was a co-founder of Greenwich's mortgage and asset-backed finance group. He managed the structured finance group for more than seven years, and he was responsible for most of the firm's relationships with major B and C mortgage origination clients, including Long Beach Mortgage Company, The Money Store, Cityscape, Equicredit and Alliance Funding.

     Prior to joining Greenwich, Mr. Komperda was manager of structured finance for Citicorp Homeowners, Inc., and an accountant at Citicorp Acceptance Company. Mr. Komperda began his career with Deloitte, Haskins and Sells, and is a Certified Public Accountant. He has served on the board of directors of the National Home Equity Mortgage Association. He holds a bachelor of science in accountancy from Southern Illinois University at Edwardsville.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
 NUMBER                                        DESCRIPTION
--------    ----------------------------------------------------------------------------------
  *3.1      Amended and Restated Certificate of Incorporation of Long Beach Financial
            Corporation
  *3.2      Bylaws of Long Beach Financial Corporation
  *4.1      Specimen of the Common Stock of Long Beach Financial Corporation
  10.1      Administrative Services Agreement among Long Beach Mortgage Company, Long Beach
            Financial Corporation and Ameriquest Mortgage Corporation
 *10.2      Form of Master Sub-Servicing Agreement, between Long Beach Mortgage Company and
            Ameriquest Mortgage Corporation
 *10.3      4/97 Senior Secured Credit Agreement, among Ameriquest Mortgage Corporation and
            Texas Commerce Bank National Association, as Lender and Agent
 *10.4      Form of Director/Officer Indemnification Agreement
  10.5      Contribution Agreement, between Ameriquest Capital Corporation, Long Beach
            Mortgage Company, Long Beach Financial Corporation and Ameriquest Mortgage
            Corporation
 *10.6      1997 Stock Incentive Plan
 *10.7      Employment Agreement, between Long Beach Financial Corporation, Ameriquest
            Mortgage Corporation and M. Jack Mayesh
 *10.8      Employment Agreement, between Long Beach Financial Corporation, Ameriquest
            Mortgage Corporation and Edward Resendez
 *10.9      Employment Agreement, between Long Beach Financial Corporation, Ameriquest
            Mortgage Corporation and Frank J. Curry
 *10.10     Employment Agreement, between Long Beach Financial Corporation, Ameriquest
            Mortgage Corporation and James H. Leonetti
 *10.11     Employment Agreement, between Long Beach Financial Corporation, Ameriquest
            Mortgage Corporation and James J. Sullivan
 *10.12     Department of Justice Settlement Agreement
  10.13     Employment Agreement, between Long Beach Financial Corporation, Long Beach
            Mortgage Company and William K. Komperda.
  27.1      Financial Data Schedule of the Wholesale Division of AMC

---------------
* Previously filed.

     (b) Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized, in the City of Orange, State of California.

LONG BEACH FINANCIAL CORPORATION
(Registrant)

                                                                      DATE
                                               ---------------------------------------------------


By:            /s/ M. JACK MAYESH                                 June 10, 1997
     --------------------------------------
                 M. Jack Mayesh
      Chairman and Chief Executive Officer

             /s/ JAMES H. LEONETTI
     --------------------------------------                       June 10, 1997
               James H. Leonetti
           Senior Vice President and
            Chief Financial Officer

                                 EXHIBITS INDEX

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                 DESCRIPTION                                       PAGE
------   ------------------------------------------------------------------------    ------------
 *3.1    Amended and Restated Certificate of Incorporation of Long Beach
         Financial Corporation...................................................
 *3.2    Bylaws of Long Beach Financial Corporation..............................
 *4.1    Specimen of the Common Stock of Long Beach Financial Corporation........
 10.1    Administrative Services Agreement among Long Beach Mortgage Company,
         Long Beach Financial Corporation and Ameriquest Mortgage Corporation....
*10.2    Form of Master Sub-Servicing Agreement, between Long Beach Mortgage
         Company and Ameriquest Mortgage Corporation.............................
*10.3    4/97 Senior Secured Credit Agreement, among Ameriquest Mortgage
         Corporation and Texas Commerce Bank National Association, as Lender and
         Agent...................................................................
*10.4    Form of Director/Officer Indemnification Agreement......................
 10.5    Contribution Agreement, between Ameriquest Capital Corporation, Long
         Beach Mortgage Company, Long Beach Financial Corporation and Ameriquest
         Mortgage Corporation....................................................
*10.6    1997 Stock Incentive Plan...............................................
*10.7    Employment Agreement, between Long Beach Financial Corporation,
         Ameriquest Mortgage Corporation and M. Jack Mayesh......................
*10.8    Employment Agreement, between Long Beach Financial Corporation,
         Ameriquest Mortgage Corporation and Edward Resendez.....................
*10.9    Employment Agreement, between Long Beach Financial Corporation,
         Ameriquest Mortgage Corporation and Frank J. Curry......................
*10.10   Employment Agreement, between Long Beach Financial Corporation,
         Ameriquest Mortgage Corporation and James H. Leonetti...................
*10.11   Employment Agreement, between Long Beach Financial Corporation,
         Ameriquest Mortgage Corporation and James J. Sullivan...................
*10.12   Department of Justice Settlement Agreement..............................
 10.13   Employment Agreement, between Long Beach Financial Corporation, Long
         Beach Mortgage Company and William K. Komperda..........................
 27.1    Financial Data Schedule of the Wholesale Division of AMC................

---------------
* Previously filed.