Form 10-Q
period 1997-06-30
LONG BEACH FINANCIAL CORP
filed 1997-08-13
CIK 1034011

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                TO
                                         -------------     -------------

                         COMMISSION FILE NUMBER 1-12889

                        LONG BEACH FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     33-0739843
(STATE OR OTHER JURISDICTION OF INCORPORATION                (I.R.S. EMPLOYER
               OR ORGANIZATION)                             IDENTIFICATION NO.)

         1100 TOWN & COUNTRY ROAD, SUITE 1650, ORANGE, CALIFORNIA 92868
--------------------------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (714) 835-5743
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 As of August 11, 1997, registrant had outstanding 25,000,000 shares of Common
                                     Stock.

================================================================================

                        LONG BEACH FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                  TO FORM 10-Q
            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997

                                                                                          PAGE
                                                                                          ----
                               PART I -- FINANCIAL INFORMATION
Item 1.    Financial Statements
           Combined Statements of Financial Condition as of June 30, 1997 (Unaudited),      3
           December 31, 1996 and June 30, 1996 (Unaudited)..............................
           Combined Statements of Operations for the Three Months and Six Months Ended      4
           June 30, 1997 and 1996 (Unaudited)...........................................
           Combined Statements of Stockholders' Equity and Divisional Equity for the        5
           Three Months and Six Months Ended June 30, 1997 (Unaudited)..................
           Combined Statements of Cash Flows for the Three Months and Six Months Ended      6
           June 30, 1997 and 1996 (Unaudited)...........................................
           Notes to the Combined Financial Statements (Unaudited).......................    7
Item 2.    Management's Discussion and Analysis of Financial Condition, Results of         14
           Operations, Liquidity and Capital Resources..................................
Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................   24
                                 PART II -- OTHER INFORMATION
Item 1.    Legal Proceedings............................................................   24
Item 2.    Changes in Securities........................................................   24
Item 3.    Defaults upon Senior Securities..............................................   24
Item 4.    Submission of Matters to a Vote of Securities Holders........................   24
Item 5.    Other Information............................................................   24
Item 6.    Exhibits and Reports on Form 8-K.............................................   25
           (a) Exhibits.................................................................   25
           (b) Reports on Form 8-K......................................................   25

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        LONG BEACH FINANCIAL CORPORATION

                   COMBINED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                       WHOLESALE       WHOLESALE
                                                                       DIVISION        DIVISION
                                                                        OF AMC          OF AMC
                                                       JUNE 30,       DECEMBER 31,     JUNE 30,
                                                         1997            1996            1996
                                                     ------------     -----------     -----------
                                                     (UNAUDITED)                      (UNAUDITED)
Cash and cash equivalents........................... $  7,723,000     $        --     $        --
Investments held for sale...........................   40,720,000              --              --
Loans held for sale.................................   34,885,000      49,580,000      36,666,000
Receivable from the sales of loans..................   26,593,000      25,103,000              --
Premises and equipment..............................    2,211,000       2,033,000       2,134,000
Deferred income taxes (Note 4)......................   35,600,000       2,120,000         882,000
Prepaid expenses and other assets...................    1,603,000         914,000         404,000
                                                     ------------     -----------     -----------
          Total assets.............................. $149,335,000     $79,750,000     $40,086,000
                                                     ============     ===========     ===========

                       LIABILITIES AND STOCKHOLDERS' AND DIVISIONAL EQUITY
Liabilities:
  Warehouse financing facility...................... $ 65,477,000     $72,829,000     $35,755,000
  Accounts payable and accrued liabilities..........    3,237,000       5,784,000       3,918,000
  Accrued taxes payable.............................    1,796,000              --              --
                                                     ------------     -----------     -----------
          Total liabilities.........................   70,510,000      78,613,000      39,673,000

Stockholders' and divisional equity:
  Common stock, $.001 par value; 150,000,000 shares
     authorized; 25,000,000 shares issued and
     outstanding....................................       25,000              --              --
  Additional paid in capital........................   75,307,000              --              --
  Divisional equity.................................           --       1,137,000         413,000
  Retained earnings.................................    3,493,000              --              --
                                                     ------------     -----------     -----------
Total stockholders' and divisional equity...........   78,825,000       1,137,000         413,000
                                                     ------------     -----------     -----------
          Total liabilities and stockholders' and
            divisional equity....................... $149,335,000     $79,750,000     $40,086,000
                                                     ============     ===========     ===========

          See accompanying notes to the combined financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                       COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    FOR THE                       FOR THE
                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                           --------------------------    --------------------------
                                              1997           1996           1997           1996
                                           -----------    -----------    -----------    -----------
REVENUES:
  Gain on sale of loans..................  $19,941,000    $11,482,000    $37,179,000    $21,583,000

  Interest income........................    1,467,000        660,000      3,502,000      1,456,000
  Interest expense.......................    1,322,000        550,000      2,885,000      1,234,000
                                           -----------    -----------    -----------    -----------
  Net interest income....................      145,000        110,000        617,000        222,000
                                           -----------    -----------    -----------    -----------
  Net operating income...................   20,086,000     11,592,000     37,796,000     21,805,000

EXPENSES:
  Compensation expense...................    6,803,000      4,358,000     12,984,000      8,006,000
  Premises and equipment expenses........      846,000        622,000      1,605,000      1,247,000
  Other general and administrative
     expenses............................    1,350,000      1,244,000      2,365,000      1,703,000
  Corporate administrative charges.......      610,000      2,072,000      2,294,000      4,099,000
  Provision for losses...................    2,490,000             --      2,928,000             --
                                           -----------    -----------    -----------    -----------
          Total expenses.................   12,099,000      8,296,000     22,176,000     15,055,000
                                           -----------    -----------    -----------    -----------
  Earnings before income taxes...........    7,987,000      3,296,000     15,620,000      6,750,000
  Provision for income taxes.............    3,115,000      1,358,000      6,180,000      2,781,000
                                           -----------    -----------    -----------    -----------
  Net earnings (Note 2)..................  $ 4,872,000    $ 1,938,000    $ 9,440,000    $ 3,969,000
                                           ===========    ===========    ===========    ===========
                                                                  Not                           Not
Combined earnings per share (Note 7).....  $      0.19     Applicable    $      0.37     Applicable
                                           ===========                   ===========

          See accompanying notes to the combined financial statements.

                        LONG BEACH FINANCIAL CORPORATION

       COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY AND DIVISIONAL EQUITY
                                  (UNAUDITED)

                                                          ADDITIONAL    DIVISIONAL
                                                COMMON      PAID IN      (DEFICIT)     RETAINED
                                                 STOCK      CAPITAL       EQUITY       EARNINGS       TOTAL
                                                -------   -----------   -----------   ----------   -----------
THREE MONTHS ENDED JUNE 30, 1997:
Balance, April 1, 1997........................  $    --   $        --   $(1,296,000)  $       --   $(1,296,000)
Net earnings (Note 2).........................       --            --     1,379,000    3,493,000     4,872,000
Net change in divisional equity arising from
  intracompany transactions...................       --            --     3,149,000           --     3,149,000
Reorganization of Long Beach Financial
  Corporation (Notes 1 and 3).................   25,000    75,307,000    (3,232,000)          --    72,100,000
                                                --------  -----------   -----------   ----------   -----------
Balance, June 30, 1997........................  $25,000   $75,307,000   $        --   $3,493,000   $78,825,000
                                                ========  ===========   ===========   ==========   ===========
SIX MONTHS ENDED JUNE 30, 1997:
Balance, January 1, 1997......................  $    --   $        --   $ 1,137,000   $       --   $ 1,137,000
Net earnings (Note 2).........................       --            --     5,947,000    3,493,000     9,440,000
Net change in divisional equity arising from
  intracompany transactions...................       --            --    (3,852,000)          --    (3,852,000)
Reorganization of Long Beach Financial
  Corporation (Notes 1 and 3).................   25,000    75,307,000    (3,232,000)          --    72,100,000
                                                --------  -----------   -----------   ----------   -----------
Balance, June 30, 1997........................  $25,000   $75,307,000   $        --   $3,493,000   $78,825,000
                                                ========  ===========   ===========   ==========   ===========

          See accompanying notes to the combined financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                          FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                             ENDED JUNE 30,                  ENDED JUNE 30,
                                      -----------------------------   -----------------------------
                                          1997            1996            1997            1996
                                      -------------   -------------   -------------   -------------
Cash Flows from Operating
  Activities:
Net earnings (Note 2)...............  $   4,872,000   $   1,938,000   $   9,440,000   $   3,969,000
Adjustments to reconcile net
  earnings to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.....        141,000         242,000         319,000         504,000
  Loans originated and purchased for
     sale...........................   (385,188,000)   (263,963,000)   (711,348,000)   (450,590,000)
  Proceeds from sales of loans held
     for sale.......................    369,242,000     248,613,000     688,687,000     434,455,000
  Noncash gain recognized on
     capitalization of mortgage
     servicing rights...............     (2,030,000)     (2,354,000)     (5,004,000)     (4,031,000)
  Decrease in receivable from sales
     of loans (Note 3)..............    (12,927,000)             --     (27,377,000)             --
     Other..........................      2,804,000       1,302,000       1,430,000       2,620,000
                                      -------------   -------------   -------------   -------------
     Net cash used in operating
       activities...................    (23,086,000)    (14,222,000)    (43,853,000)    (13,073,000)
Cash Flows from Investing
  Activities:
  Purchases of premises and
     equipment......................       (237,000)       (629,000)       (362,000)       (751,000)
  Purchase of investments securities
     held for sale..................    (40,720,000)             --     (40,720,000)             --
                                      -------------   -------------   -------------   -------------
     Net cash used in investing
       activities...................    (40,957,000)       (629,000)    (41,082,000)       (751,000)
Cash Flows from Financing
  Activities:
  Net change in warehouse financing
     facility (Note 3)..............     29,617,000      14,769,000      54,536,000      15,081,000
  Cash provided (to)/by AMC.........      3,149,000      (2,272,000)     (3,852,000)     (5,288,000)
  Proceeds from mortgage servicing
     rights transferred to AMC......      1,000,000       2,354,000       3,974,000       4,031,000
  Cash contributed to LBFC..........     38,000,000              --      38,000,000              --
                                      -------------   -------------   -------------   -------------
     Net cash provided by financing
       activities...................     71,766,000      14,851,000      92,658,000      13,824,000
Net Increase in Cash................      7,723,000              --       7,723,000              --
  Cash, beginning of the period.....             --              --              --              --
                                      -------------   -------------   -------------   -------------
  Cash, end of the period...........  $   7,723,000   $          --   $   7,723,000   $          --
                                      =============   =============   =============   =============
Supplemental Disclosures of Cash
  Flow Information
  Cash paid during the period for
     interest on warehouse financing
     facility.......................  $   1,359,000   $     620,000   $   2,819,000       1,101,000
Supplemental Schedule of Non-Cash
  Activities:
  Deferred tax asset (Note 4).......  $  36,000,000              --   $  36,000,000              --

          See accompanying notes to the combined financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS, INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION

DESCRIPTION OF THE BUSINESS

     Long Beach Financial Corporation ("LBFC"), through its subsidiary, Long Beach Mortgage Company (collectively the "Company"), is currently engaged in the business of originating, purchasing and selling sub-prime residential mortgage loans secured by one-to-four family residences. The Company originates loans primarily through independent mortgage loan brokers. The Company's core borrower base consists of individuals who do not qualify for traditional "A" credit because their credit history, income or other factors cause them not to conform to standard agency lending criteria.

     The Company follows a strategy of selling substantially all of its loan originations (while retaining the related servicing rights in most cases) in the secondary market through whole loan sales. Prior to each fiscal quarter, the Company generally obtains from one or more loan purchasers a purchase commitment for the volume of loans expected to be originated during such quarter. As a result, the Company endeavors to have a buyer for each loan at the time it is funded.

     LBFC was incorporated in January 1997. At the time of incorporation, LBFC was a wholly-owned subsidiary of a company now known as Ameriquest Mortgage Company ("AMC"). AMC conducted its mortgage lending business through four divisions: (i) the direct-sourced lending division, (ii) the broker-sourced lending division, (iii) the loan sales division, and (iv) the loan servicing division. LBFC was formed to facilitate the public sale of AMC's broker-sourced lending division. All references to the "Wholesale Division" herein shall be deemed to include the operations of the broker-sourced lending division of AMC prior to the Reorganization (defined below).

INITIAL PUBLIC OFFERING

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

     On May 2, 1997, immediately prior to the closing of the initial public sale of LBFC's common stock, AMC reorganized its business operations (the "Reorganization") by transferring certain assets (including: furniture, leasehold improvements and equipment) and personnel relating to the broker-sourced lending and the loan sales divisions and approximately $40.0 million in cash (less approximately $2.0 million in related expenses) to the Company in exchange for 24,999,999 shares of common stock. The assets transferred to the Company included loans in process as of May 2, 1997, but did not include loans funded or servicing rights with respect to loans funded prior to May 2, 1997. Additionally, the Company acquired a listing of independent brokers and the right to the "Long Beach Mortgage Company" name. The Company did not assume any liabilities of AMC other than certain liabilities associated with equipment and property leases acquired by the Company and accrued vacation and other employee benefits for personnel transferred to the Company. The Reorganization has been accounted for in a manner similar to a pooling of interests; therefore, the historical cost basis of the assets and liabilities transferred to the Company was carried over from the Wholesale Division.

     The transfer of the assets and personnel described above by AMC to the Company was treated for federal income tax purposes as a taxable sale of assets. As a result, the tax basis of the assets transferred from AMC to the Company in the Reorganization was increased to their fair market value determined by reference to the

                        LONG BEACH FINANCIAL CORPORATION

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS, INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION (CONTINUED)

Offering. As discussed more fully in Note 4 to the Combined Financial Statements, such tax basis is generally expected to produce a tax benefit to the Company in future tax years. Accordingly, the Company recorded a deferred tax asset of $36.0 million (with a corresponding credit to additional paid in capital) for the tax effect of the excess of the tax basis of the Company's assets following the Reorganization and the Offering, over their net book value.

BASIS OF PRESENTATION

     The Company had no operations through the date of the Reorganization and all rights, benefits and obligations relating to the operations and net earnings of the Wholesale Division of AMC, up to the date of the Reorganization, remained with AMC. However, because the Reorganization has been accounted for in a manner similar to a pooling of interests, the results of operations reported for the three months ended June 30, 1997 include: (i) the results of the operations of the Wholesale Division of AMC from April 1, 1997 through May 1, 1997 (the "1997 Second Quarter Operating Results of the Wholesale Division of AMC") and (ii) the operating results of the Company from May 2, 1997 to June 30, 1997 (the "Company's Results of Operations"). Collectively, the combination of the 1997 Second Quarter Operating Results of the Wholesale Division of AMC and the Company's Results of Operations represent the "Combined Results of Operations for the three months ended June 30, 1997".

     The results of operations reported for the six months ended June 30, 1997 include: (i) the Results of Operations of the Wholesale Division of AMC from January 1, 1997 through May 1, 1997 (the "1997 Operating Results of the Wholesale Division of AMC") and (ii) the Company's Results of Operations. Collectively, the combination of the 1997 Operating Results of the Wholesale Division of AMC and the Company's Results of Operations represent the "Combined Results of Operations for the six months ended June 30, 1997". As more fully discussed in Note 2 to the Combined Financial Statements, the Combined Results of Operations for the six months ended June 30, 1997 and the Combined Results of Operations for the three months ended June 30, 1997 exclude the gain on sale of loans originated prior to May 2, 1997 and sold on or after such date.

     Cash flows for the three months ended June 30, 1997 include: (i) cash flows of the Wholesale Division of AMC from April 1, 1997 through May 1, 1997 (the "1997 Second Quarter Cash Flows of the Wholesale Division of AMC"), and (ii) the Company's cash flows from May 2, 1997 through June 30, 1997 (the "Company's Cash Flows"). Collectively, the combination of the 1997 Second Quarter Cash Flows of the Wholesale Division of AMC and the Company's Cash Flows represent the "Combined Cash Flows for the three months ended June 30, 1997".

     Cash flows for the six months ended June 30, 1997 include: (i) cash flows of the Wholesale Division of AMC from January 1, 1997 through May 1, 1997 (the "1997 Cash Flows of the Wholesale Division of AMC"), and (ii) the Company's Cash Flows. Collectively, the combination of the 1997 Cash Flows of the Wholesale Division of AMC and the Company's Cash Flows represent the "Combined Cash Flows for the six months ended June 30, 1997".

     Also included in this report on Form 10-Q are: (i) the results of operations for the Wholesale Division of AMC for the three months and six months ended June 30, 1996, (ii) the financial condition of the Wholesale Division of AMC as of December 31, 1996 and June 30, 1996 and (iii) the cash flows of the Wholesale Division of AMC for the three months and six months ended June 30, 1996. All such information included or used in the preparation of this report has been prepared from records maintained by AMC and provided to the Company by AMC.

     In the normal course of business, the Wholesale Division had various transactions with other divisions of AMC that are material in amount. The financial statements and financial data of the Wholesale Division of

                        LONG BEACH FINANCIAL CORPORATION

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS, INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION (CONTINUED)

AMC included in this report on Form 10-Q reflect key assumptions regarding the allocation of certain revenue and expense items and certain balance sheet accounts, many of which could be material. The financial data of the Wholesale Division of AMC included in this report on Form 10-Q may not necessarily be indicative of the conditions that would have existed if the Wholesale Division of AMC had operated as an independent entity.

     The accompanying financial statements include financial data of the Wholesale Division of AMC and reflect the assets, liabilities, revenues and expenses that were directly related to the continuing operations of the Wholesale Division as they were operated by AMC. In cases involving assets, liabilities, revenues and expenses not specifically identifiable to any particular division of AMC, certain allocations were made to reflect the operations of the Wholesale Division. Allocations have been made for, among other things, accounting, information services, legal, compliance, and other executive and administrative services. The accompanying financial statements are also based on the following assumptions:

          1. No cash balances were recorded as part of these historical financial statements as it was the practice of AMC not to maintain separate cash balances for the various divisions.

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

     The Company's combined financial statements have been prepared in conformity with the instructions to Form 10-Q and on a consistent basis with the Company's Registration Statement. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimated. The Company's combined financial statements and notes to the financial statements, along with management's discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's Registration Statement.

NOTE 2. STATEMENT OF OPERATIONS, PRESENTATION AND ANALYSIS OF PRO FORMA
OPERATIONS

     The statements of operations for the three months and six months ended June 30, 1997, presented in this report on Form 10-Q include the 1997 Operating Results of the Wholesale Division of AMC and the Company's Results of Operations. All rights, benefits and obligations relating to the 1997 Operating Results of the Wholesale Division of AMC up to the time of the Reorganization remain with AMC.

     The rights to loans which were originated by the Wholesale Division but remained unsold at May 2, 1997 were retained by AMC (the "Retained Loans"). The costs relating to the production of these loans were incurred and recorded by the Wholesale Division of AMC and these loans were included as part of the loan production for the month of April 1997. Subsequent to the Reorganization, the Company purchased the Retained Loans from AMC at the same price and at the same time that the Company sold these loans to an

                        LONG BEACH FINANCIAL CORPORATION

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

NOTE 2. STATEMENT OF OPERATIONS, PRESENTATION AND ANALYSIS OF PRO FORMA OPERATIONS (CONTINUED) independent third party purchaser. Because the gain from the sale of the Retained Loans was recorded after the Reorganization, the Company did not include the gain from the sale of the Retained Loans as part of the Company's Results of Operations. Had the Reorganization not occurred, or if the Retained Loans had been sold prior to May 2, 1997, the gain from the sale of such loans would have been included in the operating results of the Wholesale Division. The principal amount of the Retained Loans was approximately $33.8 million and the after tax gain from the sale of these loans was approximately $807,000. The gains from the sale of the Retained Loans are not reflected either as income from the Wholesale Division of AMC or as income from the Company.

     The following table presents separately the operations of the Wholesale Division of AMC and the Company, and the combined effect of their results for each respective period. Additionally, the gain from the sale of the Retained Loans is presented for informational purposes, with corresponding earnings and per share data presented on a pro forma basis.

                                           FOR THE THREE MONTHS ENDED                      FOR THE SIX MONTHS ENDED
                                                 JUNE 30, 1997                                   JUNE 30, 1997
                                   ------------------------------------------     -------------------------------------------
                                   WHOLESALE                                      WHOLESALE
                                   DIVISION OF        THE                         DIVISION OF         THE
                                      AMC           COMPANY        COMBINED           AMC           COMPANY        COMBINED
                                   ----------     -----------     -----------     -----------     -----------     -----------
REVENUES:
Gain on sale of loans............  $8,366,000     $11,575,000     $19,941,000     $25,604,000     $11,575,000     $37,179,000
Interest income..................     271,000       1,196,000       1,467,000       2,306,000       1,196,000       3,502,000
Interest expense.................     575,000         747,000       1,322,000       2,138,000         747,000       2,885,000
                                   ----------     -----------     -----------     -----------     -----------     -----------
Net interest income..............    (304,000)        449,000         145,000         168,000         449,000         617,000
                                   ----------     -----------     -----------     -----------     -----------     -----------
Net operating income.............   8,062,000      12,024,000      20,086,000      25,772,000      12,024,000      37,796,000

EXPENSES:
Compensation expense.............   2,061,000       4,742,000       6,803,000       8,242,000       4,742,000      12,984,000
Premises and equipment
  expenses.......................     347,000         499,000         846,000       1,106,000         499,000       1,605,000
Other general and administrative
  expenses.......................     376,000         974,000       1,350,000       1,391,000         974,000       2,365,000
Corporate administrative
  charges........................     610,000              --         610,000       2,294,000              --       2,294,000
Provision for losses.............   2,370,000         120,000       2,490,000       2,808,000         120,000       2,928,000
                                   ----------     -----------     -----------     -----------     -----------     -----------
Total expenses...................   5,764,000       6,335,000      12,099,000      15,841,000       6,335,000      22,176,000
                                   ----------     -----------     -----------     -----------     -----------     -----------
Earnings before income taxes.....   2,298,000       5,689,000       7,987,000       9,931,000       5,689,000      15,620,000
Provision for income taxes.......     919,000       2,196,000       3,115,000       3,984,000       2,196,000       6,180,000
                                   ----------     -----------     -----------     -----------     -----------     -----------
Net earnings.....................  $1,379,000     $ 3,493,000     $ 4,872,000     $ 5,947,000     $ 3,493,000     $ 9,440,000
                                   ==========     ===========     ===========     ===========     ===========     ===========
Pro forma net gain from sale of
  Retained Loans net of taxes....     807,000              --         807,000         807,000              --         807,000
                                   ----------     -----------     -----------     -----------     -----------     -----------
Pro forma net earnings inclusive
  of gain from retained loans....  $2,186,000     $ 3,493,000     $ 5,679,000     $ 6,754,000     $ 3,493,000     $10,247,000
                                   ==========     ===========     ===========     ===========     ===========     ===========
Net earnings per share...........  $     0.06     $      0.13     $      0.19     $      0.24     $      0.13     $      0.37
                                   ==========     ===========     ===========     ===========     ===========     ===========
Pro forma net earnings per share
  inclusive of gain from Retained
  Loans..........................  $     0.09     $      0.13     $      0.22     $      0.27     $      0.13     $      0.40
                                   ==========     ===========     ===========     ===========     ===========     ===========

                        LONG BEACH FINANCIAL CORPORATION

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

NOTE 3. BASIS OF PRESENTING THE COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY AND DIVISIONAL EQUITY AND CASH FLOWS

     In connection with the Reorganization described in Note 1, AMC transferred to the Company certain assets and liabilities relating to the Wholesale Division. AMC, however, retained certain assets and liabilities reflected on the books of the Wholesale Division as of May 1, 1997 including: (i) loans held for sale totaling $39.3 million, (ii) receivables from the sales of loans totaling $25.9 million, (iii) servicing rights and (iv) borrowings under the warehouse financing facility totaling $62.0 million. Accordingly, the balances of these assets and liabilities at May 1, 1997 are not reflected in the beginning balances of the Company as of May 2, 1997. The Combined Statements of Stockholders' Equity and Divisional Equity and Cash Flows reflect a non-cash adjustment to eliminate these assets and liabilities retained by AMC. The Combined Statements of Cash Flows include changes in balances from January 1, 1997 through May 1, 1997 combined with changes in balances from May 2, 1997 through June 30, 1997.

NOTE 4. DEFERRED TAX ASSET

     In connection with the Reorganization, AMC transferred certain tangible and intangible assets to the Company, and immediately thereafter sold shares of the Company's common stock in the Offering. The transfer of these assets and personnel was treated, for federal income tax purposes, as a taxable sale of assets. As a result, the tax basis of the assets transferred from AMC to the Company in the Reorganization was increased to their fair market value by reference to the Offering. In general, Section 197 of the Internal Revenue Code allows for the amortization over a 15-year period of intangible assets (including goodwill and going concern value) acquired in a transaction such as the Reorganization. The so-called "anti-churning" rules set forth in Section 197(f)(9) of the Internal Revenue Code, however, prohibit the amortization of goodwill, going concern value and intangible assets, the useful lives of which cannot be determined with reasonable accuracy where such assets are transferred between related parties and the transferor held or used such intangible assets at any time on or after July 25, 1991, and on or before August 10, 1993.

     The Company believes that the anti-churning rules should not apply to any intangible assets (whether goodwill, going concern value or otherwise) transferred from AMC to the Company in the Reorganization. Because the IRS could assert that the anti-churning rules apply to the Reorganization, the Company will limit the value of the deferred tax asset that is recorded, solely for financial accounting and reporting purposes, to the amount that would be recorded assuming the application of the anti-churning rules. The Company has appraised the value of certain intangible assets transferred in the Reorganization that are of a type not subject to the anti-churning rules -- i.e., assets that can be valued and to which the Company can reasonably ascertain useful lives ("Amortizable Intangibles"). Based in part upon such valuation, the Company recorded a $36.0 million net deferred tax asset solely for financial accounting and reporting purposes. No assurance can be given, however, that the IRS will not challenge the value of the Amortizable Intangibles. If such a challenge were successful, the Company may be prevented from realizing all or a portion of the future tax benefits reflected by the net deferred tax asset. Any adjustment to the net deferred tax asset, arising from IRS challenge or other ruling concerning the deductibility of the deferred tax asset or the valuation of the Amortizable Intangibles, will be charged or credited to additional paid in capital and will have no impact on earnings.

     Based upon the Offering of $6.50 per share, the excess of the tax basis of the Company's net assets over their net book value is approximately $117.5 million resulting in a gross deferred tax asset of $47.0 million. The Company recorded a net deferred tax asset of $36.0 million to take into account the potential that the IRS may disallow some portion of the resulting deduction. For income tax purposes, the Company intends to amortize over a 15-year period the intangible assets acquired from AMC in the Reorganization. The Company

                        LONG BEACH FINANCIAL CORPORATION

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

NOTE 4. DEFERRED TAX ASSET (CONTINUED)
believes that based upon historical earnings levels it is probable that the Company will generate sufficient taxable income to realize the benefits associated with the net deferred tax asset through future tax deductions. As the Company realizes the benefits associated with the deferred tax asset, there will be a corresponding reduction in income taxes payable by the Company. The deferred tax benefit is realized through a reduction in the current tax payable resulting in no effect on net income. If the Company determines that estimated future earnings are not sufficient to realize the deferred tax benefit, the Company will establish a valuation allowance for the impairment of the deferred tax assets, through a charge to the income tax provision, which will result in a reduction of net earnings.

NOTE 5. CORPORATE ALLOCATION OF GENERAL AND ADMINISTRATIVE EXPENSES

     The Wholesale Division of AMC was charged for certain corporate expenses incurred by AMC on behalf of the Wholesale Division. These charges included, among other items, information services, accounting, legal, compliance, and other executive and administrative services. These allocations were prepared by AMC, and AMC informed the Company that these allocations were based upon a variety of factors, including loan origination volume, employee headcount and historical ratios of expenses incurred by the various divisions to total direct expenses. There can be no assurance that future expenses incurred by the Company, as an independent entity, will be comparable to the historical levels allocated by AMC to the Wholesale Division.

NOTE 6. AGREEMENTS WITH RELATED PARTIES

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

     In addition, on April 28, 1997, the Company and AMC entered into a second administrative services agreement pursuant to which the Company will assist AMC in selling the mortgage loans originated by AMC and provide investor coordination and information for the existing loan portfolio as well as new loan originations. The agreement will have a one-year term from the effective date of the Reorganization, unless earlier terminated by AMC upon 30 days written notice. The Company will receive a fixed monthly fee of approximately $55,000 for providing such services. Once AMC develops internal capability to perform these functions, it is anticipated that AMC will terminate the second administrative services agreement.

     Loan Sub-servicing Agreement -- On April 28, 1997, the Company and AMC entered into a three-year loan subservicing agreement pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company after the Reorganization. Sub-servicing activities include collecting and remitting loan payments, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions. The agreement provides that either party has the right to terminate the agreement effective at any time after 18 months, upon six months prior written notice to the other party. The Company has agreed to pay AMC a 45 basis points annual servicing fee on the declining principal balance of each loan sub-serviced.

                        LONG BEACH FINANCIAL CORPORATION

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

NOTE 6. AGREEMENTS WITH RELATED PARTIES (CONTINUED)
     Income Taxes -- In connection with the Reorganization, AMC agreed to indemnify and hold the Company harmless from any tax liability attributable to periods ending on or before the Reorganization. For periods ending after the Reorganization, the Company will pay its tax liability directly to the appropriate taxing authorities.

     The agreements between the Company and AMC were developed in the context of a related party relationship and, therefore, may not necessarily reflect the same business terms as might have been obtained in arm's length negotiations between independent parties.

NOTE 7. COMBINED NET EARNINGS PER SHARE

     The Company did not have any independent operations through the date of the Reorganization, and all rights, benefits and obligations relating to the net earnings of the Wholesale Division up to the date of the Reorganization remained with AMC. Additionally, only one share of LBFC's common stock was issued and outstanding from LBFC's incorporation in January 1997 until the Reorganization and no shares were issued or outstanding at any time during 1996. The earnings per share data presented in the following table was prepared under the assumption that the Company's 25,000,000 shares of common stock were issued and outstanding as of January 1, 1997 through June 30, 1997, and by using the common stock equivalents for all stock options issued by the Company from the Reorganization through June 30, 1997.

                         FOR THE THREE MONTHS ENDED JUNE 30, 1997          FOR THE SIX MONTHS ENDED JUNE 30, 1997
                       ---------------------------------------------   -----------------------------------------------
                          WHOLESALE                                        WHOLESALE
                          DIVISION            THE                          DIVISION             THE
                           OF AMC           COMPANY       COMBINED          OF AMC            COMPANY       COMBINED
                       APRIL 1 THROUGH   MAY 2 THROUGH   RESULTS OF    JANUARY 1 THROUGH   MAY 2 THROUGH   RESULTS OF
                         MAY 1, 1997     JUNE 30, 1997   OPERATIONS       MAY 1, 1997      JUNE 30, 1997   OPERATIONS
                       ---------------   -------------   -----------   -----------------   -------------   -----------
Net earnings.........   $   1,379,000     $ 3,493,000    $ 4,872,000      $ 5,947,000       $ 3,493,000    $ 9,440,000
                          ===========     ===========    ===========      ===========       ===========    ===========
Common stock
  outstanding........      25,000,000      25,000,000     25,000,000       25,000,000        25,000,000     25,000,000
Common stock
  equivalents --
  employee stock
  options............              --         570,500        398,600               --           570,500        198,200
                          -----------     -----------    -----------      -----------       -----------    -----------
Total common stock
  equivalents(B).....      25,000,000      25,570,500     25,398,600       25,000,000        25,570,500     25,198,200
                          ===========     ===========    ===========      ===========       ===========    ===========
Combined net earnings
  per share (A)......   $        0.06     $      0.13    $      0.19      $      0.24       $      0.13    $      0.37
                          ===========     ===========    ===========      ===========       ===========    ===========

---------------

(A) Combined net earnings per share on both a primary and fully diluted basis resulted in the same effective earnings per share amount for all periods presented. The net gain from the sale of the Retained Loans is not included in the net earnings of the Wholesale Division of AMC or the Company for any period presented above. Please refer to Note 2 of the Combined Financial Statements for further information.

(B) Represents per share data on the assumption that the Company's 25,000,000 shares of common stock were issued and outstanding during the entire period from January 1, 1997 through May 1, 1997.

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

ITEM 2. OVERVIEW

     The Company is a specialty finance company engaged in the business of originating, purchasing and selling sub-prime residential mortgage loans secured by one-to-four family residences. The Company's core borrower base consists of individuals who do not qualify for traditional "A" credit because their credit history, income or other factors cause them not to conform to standard agency lending criteria. The Company originates loans through independent mortgage brokers and, to a lesser extent, purchases loans from mortgage companies and commercial banks. Substantially all of the Company's loan originations and purchases are sold in the secondary market through whole loan sales in which the Company disposes of its economic interest in the loans for cash, except for the related servicing rights, which it retains in most cases.

     Management's discussion and analysis of financial condition, results of operations, liquidity and capital resources contained within this report on Form 10-Q is more clearly understood when read in conjunction with the Notes to the Combined Financial Statements. The Notes to the Combined Financial Statements define certain terms that are used throughout this discussion and provide information on the Company's initial public offering and the basis of presentation used in this report on Form 10-Q.

     The Company's operations for the three months and six months ended June 30, 1997 have two components:

          1. Operations as a division of AMC for the period January 1, 1997 through May 1, 1997; and

          2. Operations as an independent company for the period May 2, 1997 through June 30, 1997.

     Because the Reorganization was accounted for in a manner similar to a pooling of interests, this report on Form 10-Q presents the combined results of operations for the three months and six months ended June 30, 1997. Comparatively, the 1997 Operating Results of the Wholesale Division of AMC are presented for the three months and six months ended June 30, 1996. It is important to note that all of the benefits, rights and obligations relating to the operations and net earnings of the Wholesale Division of AMC, up to the date of the Reorganization, remained with AMC.

     A summary of the combined net earnings for the three months and six months ended June 30, 1997 are presented below:

                                              FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                 ENDED JUNE 30,                ENDED JUNE 30,
                                            -------------------------     -------------------------
                                               1997           1996           1997           1996
                                            ----------     ----------     ----------     ----------
NET EARNINGS:
As the Wholesale Division of AMC..........  $1,379,000     $1,938,000     $5,947,000     $3,969,000
As an independent company.................   3,493,000             --      3,493,000             --
                                            ----------     ----------     ----------     ----------
Combined net earnings.....................  $4,872,000     $1,938,000     $9,440,000     $3,969,000
                                            ==========     ==========     ==========     ==========

     The net earnings of the Company for the three months ended June 30, 1997, include the 1997 operations of the Wholesale Division of AMC from April 1, 1997 through May 1, 1997.

     Combined net earnings for the three months ended June 30, 1997 totaled $4.9 million or $0.19 per share. The combined net earnings exclude $807,000 or $0.03 per share of net after tax gains from the sale of the Retained Loans. Combined net earnings during the three months ended June 30, 1997 increased by $2.9 million or 151% over net earnings of the Wholesale Division as compared to $1.9 million during the same period of 1996. Combined net earnings for the six months ended June 30, 1997 totaled $9.4 million, an increase of $5.4 million or 137.8% over net earnings of the Wholesale Division for the same period of 1996.

     The primary factors that led to the improvement in net earnings recorded during 1997 as compared to 1996 include:

     - An increase in loan production during 1997 as compared to 1996. Loan production increased by $121.2 million or 45.9% to $385.2 million during the three months ended June 30, 1997, as compared to the same period of 1996. Additionally, loan production increased by $260.8 million or 57.9% to $711.3 million during the six months ended June 30, 1997.

     - An increase in loans sold during both the three months and six months ended June 30, 1997, as compared to the same period of 1996. Loans sold during the three months ended June 30, 1997, totaled $369.2 million, an increase of $120.6 million or 48.5% over the same period of 1996. Additionally, loan sales totaled $688.7 million during the six months ended June 30, 1997, an increase of $254.2 million or 58.5% over loan sales of $434.5 million for the same period of 1996.

     - Higher premiums received on the sale of loans. In each of the three months and six months ended June 30, 1997, net premiums on the sale of loans totaled 5.40%. Comparatively, net premiums on the sale of loans totaled 4.61% for the three months and 4.97% for the six months ended June 30, 1996, respectively.

     - An improvement in operational efficiency during both the three months and six months ended June 30, 1997, as compared to the same periods of 1996. General and administrative expenses as a percent of loan production declined to 2.49% and 2.71% during the three months and six months ended June 30, 1997, respectively. Comparatively, during the same periods of 1996, general and administrative expenses as a percentage of loan production totaled 3.14% and 3.34%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Revenue is derived primarily from gain on sale of loans and net interest income from loans held for sale in excess of the cost of funding such loans. The key factors that affect the Company's revenue are: (i) the volume of loans originated and purchased, (ii) the premium over principal amount received in loan sales, (iii) origination points received or paid, (iv) origination fees received, and (v) the differential between the interest rate on borrowings under the revolving warehouse credit facility and the interest rate of loans held for sale and on the Company's investments. Loan sales premium is affected by, among other things, the interest rate and/or margin of the loans sold.

     Expenses are incurred for, among other things, compensation and employee benefits, rent and other occupancy costs, office supplies, courier service, depreciation, legal and professional services and provisions for losses.

LOAN PRODUCTION AND SALES

     The Company's primary channel of loan production is through its relationship with a network of approved independent mortgage brokers. The Company has established a sales force to serve as the principal contact between the Company and the independent mortgage brokers ("Account Executives"). The Company offers a variety of loan programs and products; however, substantially all loans originated by the Company are secured by first-lien mortgages on residential properties consisting of one-to-four family units. In addition to originating loans through independent mortgage brokers, the Company purchases loans on a correspondent basis. Loan purchases totaled 6.7% of production for the six months ended June 30, 1997.

     During 1997, loan production increased significantly over 1996 levels. For the three months ended June 30, 1997, loan production totaled $385.2 million, an increase of $121.2 million or 45.9%. Loan production for the six months ended June 30, 1997, totaled $711.3 million, an increase of $260.8 million or 57.9% as compared to the same period of 1996. The increase in loan production is primarily the result of: (i) an increase in the number of Account Executives during 1997 as compared to 1996, and (ii) an expansion in the number of approved independent mortgage brokers. The following table reports loan production for the periods presented:

                                                                    LOAN PRODUCTION
                                                          FOR THE THREE MONTHS ENDED JUNE 30,
                                       -------------------------------------------------------------------------
                                                      1997                                  1996
                                       -----------------------------------   -----------------------------------
                                                                  INTEREST                              INTEREST
                                          AMOUNT        UNITS     RATE(A)       AMOUNT        UNITS     RATE(A)
                                       ------------     ------    --------   ------------     ------    --------
Fixed rate...........................  $112,406,000      1,280      10.13%   $122,239,000      1,266      10.48%
Adjustable rate......................   117,575,000      1,025       8.86%    130,044,000      1,195       9.67%
Fixed/Adj. rate......................   155,207,000      1,109       9.64%     11,681,000         84       9.81%
                                       ------------      -----      -----    ------------      -----      -----
Total loan production................  $385,188,000      3,414       9.54%   $263,964,000      2,545      10.05%
                                       ============      =====      =====    ============      =====      =====

                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                       -------------------------------------------------------------------------
                                                      1997                                  1996
                                       -----------------------------------   -----------------------------------
                                                                  INTEREST                              INTEREST
                                          AMOUNT        UNITS     RATE(A)       AMOUNT        UNITS     RATE(A)
                                       ------------     ------    --------   ------------     ------    --------
Fixed rate...........................  $203,959,000      2,298      10.18%   $171,664,000      1,771      10.41%
Adjustable rate......................   259,239,000      2,172       8.95%    256,462,000      2,470       9.84%
Fixed/Adj. rate......................   248,149,000      1,860       9.71%     22,464,000        178       9.90%
                                       ------------      -----      -----    ------------      -----      -----
Total loan production................  $711,347,000      6,330       9.57%   $450,590,000      4,419      10.06%
                                       ============      =====      =====    ============      =====      =====

---------------

(A) The interest rate for adjustable rate loans represents the initial start rate.

     The following table presents the number of the Account Executives, independent mortgage brokers and loan offices at the dates presented:

                                           JUNE 30,     MARCH 31,     DECEMBER 31,   JUNE 30,     MARCH 31,
                                             1997         1997            1996         1996         1996
                                           --------     ---------     ------------   --------     ---------
Account Executives.......................      177          143             120           91           74
Mortgage brokers.........................    8,900        8,000           7,500        6,100        5,800
Loan offices.............................       61           63              63           60           50

     During the first half of 1997, the Company originated loans in 47 states. Loan originations in California represented 35.5% of total loan production. Additionally, the following tables present the Company's loan production for the three months ended June 30, 1997, by credit risk, loan-to-value ratio and interest rate:

                                          LOAN PRODUCTION
                               RISK CHARACTERISTIC AND INTEREST RATE
                             FOR THE THREE MONTHS ENDED JUNE 30, 1997
---------------------------------------------------------------------------------------------------
                                                                              WEIGHTED
                                                                              AVERAGE      WEIGHTED
                  PRODUCT/RISK                                      % OF      INTEREST     AVERAGE
                 CHARACTERISTIC                      VOLUME        TOTAL        RATE        MARGIN
------------------------------------------------  ------------     ------     --------     --------
Fixed Rate:
  A-............................................  $ 77,189,000      68.67%       9.89%      n/a
  B+............................................    11,170,000       9.94%      10.21%      n/a
  B.............................................    11,089,000       9.86%      10.48%      n/a
  B-............................................     5,258,000       4.68%      10.66%      n/a
  C.............................................     7,243,000       6.44%      11.53%      n/a
  C-............................................       457,000       0.41%      10.76%      n/a
                                                  ------------     ------       -----        ----
          Total.................................  $112,406,000     100.00%      10.13%      n/a
Adjustable Rate:
  A-............................................  $ 77,762,000      66.14%       8.49%       6.34%
  B+............................................     9,622,000       8.18%       8.92%       5.93%
  B.............................................     8,338,000       7.09%       9.31%       6.62%
  B-............................................     7,053,000       6.00%       9.23%       6.41%
  C.............................................     9,976,000       8.48%       9.98%       6.54%
  C-............................................     4,824,000       4.10%      11.00%       6.94%
                                                  ------------     ------       -----        ----
          Total.................................  $117,575,000     100.00%       8.86%       6.37%
Fixed/Adjustable Rate:
  A-............................................  $105,101,000      67.72%       9.41%       6.07%
  B+............................................    15,275,000       9.84%       9.68%       6.10%
  B.............................................    12,401,000       7.99%       9.92%       6.35%
  B-............................................     7,261,000       4.68%      10.04%       6.24%
  C.............................................    13,814,000       8.90%      10.79%       6.52%
  C-............................................     1,355,000       0.87%      11.00%       6.72%
                                                  ------------     ------       -----        ----
          Total.................................  $155,207,000     100.00%       9.64%       6.15%
All Products:
  A-............................................  $260,052,000      67.51%       9.28%       6.19%
  B+............................................    36,068,000       9.36%       9.64%       6.03%
  B.............................................    31,828,000       8.26%       9.96%       6.45%
  B-............................................    19,572,000       5.08%       9.92%       6.32%
  C.............................................    31,032,000       8.06%      10.70%       6.53%
  C-............................................     6,636,000       1.72%      10.98%       6.89%
                                                  ------------     ------       -----        ----
          Total.................................  $385,188,000     100.00%       9.54%       6.25%
                                                  ============     ======       =====        ====

                                                                       LOAN PRODUCTION
                                                         RISK CHARACTERISTIC AND LOAN-TO-VALUE RATIO
                                                          FOR THE THREE MONTHS ENDED JUNE 30, 1997
                              -------------------------------------------------------------------------------------------------
            RISK               0 TO       55.01      60.01      65.01      70.01      75.01       80.01      85.01
       CHARACTERISTIC           55%      TO 60%     TO 65%     TO 70%     TO 75%      TO 80%     TO 85%     TO 90+%     TOTAL
----------------------------- -------    -------    -------    -------    -------    --------    -------    -------    --------
                                                                   (DOLLARS IN THOUSANDS)
    A-....................... $ 9,927    $ 6,173    $ 8,589    $19,346    $33,563    $ 74,133    $57,158    $51,163    $260,052
    B+.......................   1,198      1,632      1,173      2,047      6,356       9,671     13,858        133      36,068
    B........................   1,746      1,096      1,183      2,940      7,656      12,865      4,342         --      31,828
    B-.......................     998      1,022      1,621      2,168      3,819       8,651      1,293         --      19,572
    C........................   2,611      1,620      3,147      3,268      9,523      10,191        672         --      31,032
    C-.......................   2,379        711        866        985      1,070         625         --         --       6,635
                              -------    -------    -------    -------    -------    --------    -------    -------    --------
    Total.................... $18,859    $12,254    $16,579    $30,754    $61,987    $116,136    $77,323    $51,296    $385,188
                              =======    =======    =======    =======    =======    ========    =======    =======    ========

     The increase in loan production during the three months and six months ended June 30, 1997, as compared to the same periods of 1996 contributed to an increase in loan sales. As indicated by the following table, the Wholesale Division experienced a substantial increase in loan sales:

                                          LOAN SALES
                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                          ----------------------------------------------------------------------
                                                        1997                                 1996
                                          ---------------------------------    ---------------------------------
                                                                   INTEREST                             INTEREST
                                             AMOUNT       UNITS    RATE (A)       AMOUNT       UNITS    RATE (A)
                                          ------------    ------   --------    ------------    ------   --------
Fixed rate............................... $102,374,000     1,192     10.14%    $101,783,000     1,072     10.47%
Adjustable rate..........................  266,869,000     2,123      9.31%     146,831,000     1,365      9.82%
                                          ------------     -----     -----     ------------     -----     -----
Total loan sales......................... $369,243,000     3,315      9.54%    $248,614,000     2,437     10.09%
                                          ============     =====     =====     ============     =====     =====

                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                          ----------------------------------------------------------------------
                                                        1997                                 1996
                                          ---------------------------------    ---------------------------------
                                                                   INTEREST                             INTEREST
                                             AMOUNT       UNITS    RATE (A)       AMOUNT       UNITS    RATE (A)
                                          ------------    ------   --------    ------------    ------   --------
Fixed rate............................... $194,689,000     2,211     10.21%    $149,162,000     1,550     10.43%
Adjustable rate..........................  493,998,000     3,957      9.35%     285,293,000     2,722      9.91%
                                          ------------     -----     -----     ------------     -----     -----
Total loan sales......................... $688,687,000     6,168      9.60%    $434,455,000     4,272     10.09%
                                          ============     =====     =====     ============     =====     =====

---------------

(A) The interest rate for adjustable rate loans represents the initial start rate.

     The Company generally follows the practice of entering into forward commitments to sell its production. These forward commitments are typically made for the next 30 to 90 days of production. Prior to entering into a forward commitment, the Company evaluates prospective purchasers in order to assess their ability to fulfill the terms of the agreement. In the event that the coupon rate, loan-to-value ratio, margins and other factors of the loans originated and delivered to the purchaser are materially different from the terms of the forward commitment, the sales price of the loans will be adjusted accordingly.

     Loan sales are made on a non-recourse basis pursuant to a purchase agreement containing customary representations and warranties regarding underwriting criteria and the origination process. In the event of a breach of a representation or a warranty, the Company may be required to repurchase or substitute a new loan. Additionally, the Company may be required to repurchase or substitute a loan if the borrower defaults on the first payment due after the loan is funded or if the loan documentation contains fraudulent misrepresentations made by the borrower. Such repurchase or substitution may result in the Company recording a reduction in the gain on sale that it previously recognized and/or a loss.

     The primary components of the net gain on sale of loans are: (i) the excess of the cash selling price over the outstanding principal balance of the loan (the "Gross Sales Premium"), (ii) less the fees and other compensation paid to the independent mortgage brokers (the "Broker Fees"), (iii) the capitalized servicing rights and (iv) points and fees received from the borrower, offset by direct loan origination costs. Gross Sales

Premiums are affected by loan type, credit quality, interest rate and other factors as negotiated between the Company and an independent purchaser. The recorded net gain on sale of loans, as expressed as a percentage of loans sold, is the "Net Premium" realized for that period.

     The following table presents the primary components of the gain on sales recorded for the periods presented:

                                                                         GAIN ON SALE OF LOANS
                                      -------------------------------------------------------------------------------------------
                                                 FOR THE THREE MONTHS                             FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                                  ENDED JUNE 30,
                                      -------------------------------------------     -------------------------------------------
                                         1997                    1996                    1997                    1996
                                      -----------             -----------             -----------             -----------
Gross Sales Premium.................  $21,699,000    5.88%    $10,201,000    4.10%    $39,037,000    5.67%    $19,792,000    4.56%
Broker Fees.........................   (4,496,000)  -1.22%     (1,807,000)  -0.73%     (8,237,000)  -1.20%     (3,209,000)  -0.74%
Capitalized servicing rights........    2,030,000    0.55%      2,354,000    0.95%      5,004,000    0.73%      4,031,000    0.93%
Other...............................      708,000    0.19%        734,000    0.30%      1,375,000    0.20%        969,000    0.22%
                                      -----------   -----     -----------   -----     -----------   -----     -----------   -----
Net gain on sale of loans...........  $19,941,000    5.40%    $11,482,000    4.61%    $37,179,000    5.40%    $21,583,000    4.97%
                                      ===========   =====     ===========   =====     ===========   =====     ===========   =====

     Gain on sale of loans totaled $19.9 million and $37.2 million during the three months and six months ended June 30, 1997, respectively. During the three months and six months ended June 30, 1996, gain on sale of loans totaled $11.5 million and $21.6 million, respectively. The increase in gain on sales of loans during 1997 as compared to 1996 is due to: (i) a higher level of loans sold during 1997 as compared to 1996 and (ii) a higher level of Gross Sales Premiums received on the 1997 sales.

     The Net Premium realized on loan sales was 5.40% for both the three months and six months ended June 30, 1997. Comparatively, during the three months and six months ended June 30, 1996, the net premium totaled 4.61% and 4.97%, respectively.

     At June 30, 1997, the Company had recorded $1.0 million of capitalized servicing rights, net of amortization. The Company does not currently have the internal capacity to service its loans. Therefore, the Company has contracted with AMC to provide loan servicing in exchange for an annual fee of 45 basis points on the declining principal balance of each loan sub-serviced. When the Company sells its loans, it typically retains approximately 50 basis points of servicing. Additionally, the Company generally retains the right to receive late fees and other charges in connection with the servicing of the loans. The Company anticipates that it will develop an internal capacity to service its loans in the future. Its current arrangement with AMC may be terminated at any time after 18 months, upon six months prior written notice. Capitalized servicing rights are included as a component of prepaid expenses and other assets on the Company's Statement of Financial Condition. Capitalized servicing rights are subject to downward adjustment in the event that the related loans have higher characteristics of default and loss and/or prepayment than had been predicted at the time of sale.

NET INTEREST INCOME

     Net interest income is the difference between the interest that is earned on loans and other interest earning assets over the interest that is paid under the revolving warehouse credit facility. Net interest income can be affected by the volatility of interest rates, the level of interest earned on interest earning assets, the cost of interest on the revolving warehouse credit facility, the average amount of interest earning assets outstanding, and the average amount of borrowings outstanding. The Company received approximately $38.0 million of cash as part of the Reorganization. The Company has adopted an investment policy which limits its investment activities to high quality short-term investments. During the month of June, the Company began to utilize a portion of its liquidity to fund loans with cash. This strategy has resulted in lowering the Company's interest expense, as the Company avoids financing costs associated with the warehouse line. During the three months ended June 30, 1997, the Company recorded $145,000 of net interest income as compared to $110,000 during the same period of 1996. The increase in net interest income is the result of the Company holding a higher level of investments and loans held for sale three months ended March 31, 1997 as compared to the same period of 1996. Additionally, during the three months ended June 30, 1997, AMC's allocations of interest expense exceeded the allocation of interest income by $304,000.

     Net interest income totaled $617,000 during the six months ended June 30, 1997, an increase of $395,000 over the same period of 1996. The increase in net interest income resulted from: (i) a higher level of loans held for sale during the period, and (ii) investment returns from the Company's short-term investments.

EXPENSES

     Expenses include general and administrative expenses, provisions for losses and income tax expense. Additionally, prior to the Reorganization, certain expenses, not specifically identifiable to any particular division of AMC, were allocated to AMC's various divisions, including the Wholesale Division. These allocations were prepared by AMC. AMC informed the Company that these allocations were based on a variety of factors which took into consideration the loan origination volume, employee headcount, and historical ratios of direct expenses incurred by the divisions to total direct expenses. There can be no assurance provided that future expenses incurred by the Company, as an independent entity, will be comparable to the historical levels allocated by AMC to the Wholesale Division. The following table reports general and administrative expenses for the periods presented:

                                            FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                               ENDED JUNE 30,                 ENDED JUNE 30,
                                          -------------------------     ---------------------------
                                             1997           1996           1997            1996
                                          ----------     ----------     -----------     -----------
Compensation expense....................  $6,803,000     $4,358,000     $12,984,000     $ 8,006,000
Premises and equipment expenses.........     846,000        622,000       1,605,000       1,247,000
Other general and administrative
  expenses..............................   1,350,000      1,244,000       2,365,000       1,703,000
                                          ----------     ----------     -----------     -----------
Total direct expenses...................   8,999,000      6,224,000      16,954,000      10,956,000
Allocated expenses from AMC.............     610,000      2,072,000       2,294,000       4,099,000
                                          ----------     ----------     -----------     -----------
Total general and administrative
  expenses..............................  $9,609,000     $8,296,000     $19,248,000     $15,055,000
                                          ==========     ==========     ===========     ===========

     Compensation expense increased 56.1% or $2.4 million during the three months ended June 30, 1997, as compared to the same period of 1996. The increased level of compensation expense represents 88.1% of the total increase in direct general and administrative expenses between the three months ended June 30, 1997 and 1996. The primary reason for the increase is the increase in the number of employees in support of the Company's expansion of its loan production capabilities. Additionally, compensation expense increased because of increases in commissions paid to employees. The growth of the employee base and the additional commission expense is directly related to the increase in loan production during the three months ended June 30, 1997, as compared to 1996. Although total general and administrative expenses increased during the three months ended June 30, 1997, as compared to the same period of 1996, such expenses declined as a percentage of loan production to 2.49% as compared to 3.14% for the same period of 1997.

     Premises and equipment expenses increased during both the three months and six months ended June 30, 1997, as compared to the same periods of 1996, primarily because of additional loan offices added in support of the loan production function. Other general and administrative expenses increased during both the three months and six months ended June 30, 1997, as compared to the same periods of 1996.

     Prior to the Reorganization, the Wholesale Division received an allocation of expenses from AMC, as detailed in Note 2 to the Company's financial statements. Subsequent to the Reorganization, the Company as an independent entity was no longer responsible for such costs, but incurred all of its expenses directly. Thus, allocated expenses from AMC declined by 71% during the three months ended June 30, 1997, as compared to the same period of 1996. Other general and administrative expenses increased by $106,000 or 8.52% and by $662,000 or 38.9% during the three months and six months ended June 30, 1997, as compared to the same periods of 1996. As more fully discussed in Note 6 to the Combined Financial Statements, since the Reorganization, the Company has entered into several agreements with AMC, pursuant to which AMC provides data processing, human resources and mail room services to the Company. The Company has paid $284,000 to AMC for such services since the Reorganization. The Company intends to develop an internal capacity for these functions in the near future and is currently evaluating various alternatives before committing its capital resources to these initiatives. In addition, the Company provides certain services to

AMC, as described in Note 6 to the Company's Combined Financial Statements. The Company has received $110,000 from AMC for such services since the Reorganization.

PROVISIONS FOR LOSSES

     The Company sells its loans to institutional purchasers and does not retain residual interests in the loans that it sells other than the servicing rights that it retains. The Company offers customary representations and warranties with respect to the loans that it sells. In the event that a purchaser can demonstrate that a breach of a representation or a warranty has occurred, the Company may be required to repurchase the loan and then subsequently resell it. The Company realizes that such repurchases are inherent in its operations and that the Company may realize a reduction in the previously recognized gain on sale or sustain a loss from such repurchases.

     During the three months ended June 30, 1997, AMC allocated $2.4 million of provision for losses to the Wholesale Division. These provisions related to losses sustained by the Wholesale Division during April 1997. The loss was sustained from the repurchase and sale of certain loans, which were originated by the Wholesale Division over the past several years.

INCOME TAXES

     Prior to the Reorganization, the Wholesale Division was not a separate legal entity for tax purposes. Because the Wholesale Division was part of AMC until the Reorganization, AMC is responsible for payment of federal and state income taxes attributable to income earned by the Wholesale Division of AMC prior to the Reorganization.

  Financial Condition

     The Reorganization was accounted for in a manner similar to a pooling of interests. Therefore, for financial reporting purposes, the Company recorded the assets, transferred from AMC, at their historical cost basis. The assets transferred from AMC to the Company included approximately $38.0 million in cash and $1.7 million in furniture, equipment and other fixed assets. The Company assumed certain liabilities relating to lease obligations associated with equipment and property acquired by the Company and accrued vacation and other employee benefit obligations associated with personnel transferred to the Company. The Company did not acquire or assume any of the rights or obligations relating to: (i) loans funded prior to the Reorganization, (ii) servicing rights related to loans funded prior to the Reorganization, or (iii) any other liability arising from operations of the Wholesale Division of AMC prior to the Reorganization.

     Additionally, the Company acquired a number of intangible assets at the time of the Reorganization. These intangible assets include: (i) rights to the Long Beach Mortgage name, (ii) the listing of independent mortgage brokers that had been developed by the Wholesale Division of AMC, (iii) the employees of the Wholesale Division, and (iv) other intangible assets. As discussed in Note 4 to the Combined Financial Statements, for federal income tax purposes, the transfer of assets at the time of the Reorganization was treated as a taxable sale of assets. Based upon the Offering price of $6.50 per share, the excess of the tax basis of the Company's net assets over their book value is approximately $117.5 million, resulting in a gross deferred tax asset of $47.0 million. The Company recorded a net deferred asset of $36.0 million to take into account the potential that the IRS may disallow some portion of the resulting deduction. The Company intends to amortize the deferred asset over a 15 year period. Such amortization will have no impact on the Company's reported net earnings, but will reduce the amount of taxable liability due to the IRS. The Company currently believes that it is probable that the Company will generate sufficient taxable income to realize the benefits associated with the net deferred tax asset through future tax deductions. However, if the Company determines that estimated future earnings are not sufficient to realize the deferred tax benefit, the Company will establish a valuation allowance for the impairment of the deferred tax assets, through a charge to the income tax provision, which will result in a reduction of net earnings.

     A substantial portion of the Company's cash and cash equivalents are maintained in an account with the agent for its warehouse line of credit. The Company earns interest on these funds at a yield that approximates the 30 day reserve adjusted London Inter-Bank Offered Rate ("LIBOR").

     As discussed in more detail in the liquidity and capital resources section of this report, the Company's investment portfolio consists of short term, high quality, liquid securities. At June 30, 1997, the largest component of the Company's investment portfolio consisted of a money market mutual fund, which limits it holdings to government securities. These securities may be sold by the Company at any time, and their market value approximated their historical cost basis at June 30, 1997.

     Loans held for sale are valued at the lower of their historical cost basis or market value. At June 30, 1997, the market value of these loans exceeded their historical cost basis. Receivable from the sales of loans represent the proceeds from the sales of loans that have not been received by the Company. The Company collected the entire amount of these receivables by July 10, 1997.

  Liquidity and Capital Resources

     Sources of cash flow include loan sales, net interest income and borrowings. Uses of cash include the funding of loan originations and purchases, repayment of borrowings and related interest expenses, operating and administrative expenses, income taxes and capital expenditures.

     The Company funds its operations through its cash reserves, loan sales, net earnings and a revolving warehouse credit facility under which it borrows money to finance the origination and purchase of loans. Additionally, the Company may utilize its cash reserves to fund its loan production in order to maximize the return on its excess liquidity. The Company repays borrowings with the proceeds of its loan sales. Prior to the Reorganization, the Wholesale Division funded loans by borrowing under AMC's revolving warehouse credit facility. Since the date of the Reorganization, the Company has in place a $200.0 million warehouse financing facility provided by a syndicate of banks led by Texas Commerce Bank National Association. Borrowings under the warehouse financing facility for a particular loan may remain outstanding for no more than 120 days, except for an aggregate amount not to exceed $10.0 million, which may remain outstanding for up to 180 days. Borrowings under the warehouse financing facility are permitted up to 98% of the principal balance of the originated and purchased loans and bear interest at rates ranging from 1.375% to 1.625% over LIBOR, depending on the level of loan documentation the Company has delivered to the agent for the syndicate of banks providing credit under the warehouse financing facility. The warehouse financing facility also includes a $60.0 million subline for loans not covered by a forward purchase commitment, a $15.0 million subline for principal and interest advances, a $10.0 million subline for other servicing advances made primarily to security holders in connection with securitizations by purchasers of the Company's loans in which the Company serves as the master servicer, and a $5.0 million subline which may be used to finance mortgage loans owned by the Company that are in the process of collection or resale to investors. The sublines bear interest at rates ranging from 1.875% to 2.0% over LIBOR. The warehouse financing facility will expire on March 31, 1999, unless earlier terminated or extended in accordance with its terms. The warehouse financing facility contains a number of financial covenants including the requirements that: (i) Long Beach Mortgage Company maintain tangible net worth, as defined in the facility, equal to at least $25.0 million, plus 25% of cumulative positive net earnings, (ii) delinquencies on Long Beach Mortgage Company's mortgage servicing portfolio not to exceed 12%, and (iii) the ratio of total liabilities to adjusted tangible net worth not to exceed 9 to 1. The warehouse financing facility also contains other affirmative, negative and financial covenants typical of similar credit facilities. At June 30, 1997, the weighted average interest rate on the warehouse line was 7.14%.

     Subsequent to the Reorganization, the Company adopted an investment program for its available liquidity. The objectives of this program include: (i) to preserve the capital of the Company and (ii) to maintain flexibility for strategic opportunities. The Company's investment strategy seeks to maximize its returns within the policy's objectives. The Company's investment policy limits the overall maturity of its investment portfolio to 18 months or less; however, the Company has not yet invested in any security with a maturity in excess of twelve months. The Company's investment portfolio at June 30, 1997 was as follows:

                                                                           AMOUNT        YIELD
                                                                         -----------     -----
US Government securities -- money market mutual fund...................  $34,103,000      5.33%
FHLB debentures maturing June..........................................    6,517,000      5.57%
                                                                         -----------      ----
Total investment securities held for...................................  $40,620,000      5.37%
                                                                         ===========      ====

     During the latter portion of the three months ended June 30, 1997, the Company utilized a portion of its available liquidity to fund loan production. This strategy enabled the Company to avoid the finance charges associated with funding of the loans through the warehouse line. The interest cost of the warehouse line was substantially higher than the yields of high quality short to medium term securities, and utilizing its available liquidity allowed the Company to increase its net interest income.

     The Company's desire to retain its flexibility with respect to its available liquidity is due, in part, to certain of the Company's strategic plans for the future. The Company is evaluating various strategies for developing: (i) a retail loan production operation, (ii) an internal computer data center (iii) a loan servicing operation. Each of these strategies will require substantial capital investment at the time of implementation.

     The Company believes that it will generate sufficient cash from its operations and borrowings to fund its operations. However, the Company's ability to continue to originate and purchase loans is dependent in large part upon its ability to sell the loans at a premium in order to generate cash proceeds to repay borrowings under the warehouse financing facility, thereby creating borrowing capacity to fund new originations and purchases. The value of and market for the Company's loans are dependent upon a number of factors, including the loan-to-value ratios and interest rates on the loans, general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to sell loans for acceptable prices within a reasonable period of time. A prolonged, substantial reduction in the size of the secondary market for loans of the type originated or purchased by the Company may adversely affect the Company's ability to sell loans in the secondary market with a consequent adverse impact on the Company's results of operations, financial condition and ability to fund future originations and purchases.

  New Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities as of January 1, 1997. The adoption of SFAS No. 125 did not have a material impact on the Company's financial statements.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. Under SFAS 128, the Company will be required to disclose basic earnings per share ("EPS") and diluted EPS for all periods for which income is presented, which will replace disclosure currently being made for primary EPS and fully-diluted EPS. SFAS No. 128 requires adoption for fiscal periods ending after December 15, 1997. The Company will adopt the provisions of SFAS No. 128 within the 1997 year-end consolidated financial statements. EPS, as computed under SFAS No. 128, is not materially different than EPS presented in the Combined Statement of Operations for the three months and six months ended June 30, 1997 and 1996.

                        LONG BEACH FINANCIAL CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2. CHANGES IN SECURITIES

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     Not Applicable

                        LONG BEACH FINANCIAL CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

      *3.1      Amended and Restated Certificate of Incorporation of Long Beach Financial
                Corporation
      *3.2      Bylaws of Long Beach Financial Corporation
      *4.1      Specimen of the Common Stock of Long Beach Financial Corporation
     *10.1      Administrative Services Agreement among Long Beach Mortgage Company, Long
                Beach Financial Corporation and Ameriquest Mortgage Corporation
     *10.2      Form of Master Sub-Servicing Agreement, between Long Beach Mortgage Company and Ameriquest Mortgage Corporation
     *10.3      4/97 Senior Secured Credit Agreement, among Ameriquest Mortgage Corporation and Texas Commerce Bank National Association, as Lender and Agent
     *10.4      Form of Director/Officer Indemnification Agreement
     *10.5      Contribution Agreement, between Ameriquest Capital Corporation, Long Beach
                Mortgage Company, Long Beach Financial Corporation and Ameriquest Mortgage
                Corporation
     *10.6      1997 Stock Incentive Plan
     *10.7      Employment Agreement, between Long Beach Financial Corporation, Ameriquest
                Mortgage Corporation and M. Jack Mayesh
     *10.8      Employment Agreement, between Long Beach Financial Corporation, Ameriquest
                Mortgage Corporation and Edward Resendez
     *10.9      Employment Agreement, between Long Beach Financial Corporation, Ameriquest
                Mortgage Corporation and Frank J. Curry
    *10.10      Employment Agreement, between Long Beach Financial Corporation, Ameriquest
                Mortgage Corporation and James H. Leonetti
    *10.11      Employment Agreement, between Long Beach Financial Corporation, Ameriquest
                Mortgage Corporation and James J. Sullivan
    *10.12      Department of Justice Settlement Agreement
    *10.13      Employment Agreement, between Long Beach Financial Corporation, Long Beach
                Mortgage Company and William K. Komperda.
        27      Financial Data Schedule

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

                                          LONG BEACH FINANCIAL CORPORATION
                                          (Registrant)

By:                                               August 11, 1997
-----------------------------------------------   Date
    M. Jack Mayesh
    Chairman and Chief Executive Officer

                                                  August 11, 1997
-----------------------------------------------   Date
    James H. Leonetti
    Senior Vice President and Chief Financial
Officer

                                 EXHIBITS INDEX

                                                                                      SEQUENTIALLY
     EXHIBIT                                                                            NUMBERED
     NUMBER                                 DESCRIPTION                                   PAGE
     ------     --------------------------------------------------------------------  ------------
       *3.1     Amended and Restated Certificate of Incorporation of Long Beach
                Financial Corporation...............................................
       *3.2     Bylaws of Long Beach Financial Corporation..........................
       *4.1     Specimen of the Common Stock of Long Beach Financial Corporation....
      *10.1     Administrative Services Agreement among Long Beach Mortgage Company,
                Long Beach Financial Corporation and Ameriquest Mortgage
                Corporation.........................................................
      *10.2     Form of Master Sub-Servicing Agreement, between Long Beach Mortgage
                Company and Ameriquest Mortgage Corporation.........................
      *10.3     4/97 Senior Secured Credit Agreement, among Ameriquest Mortgage
                Corporation and Texas Commerce Bank National Association, as Lender
                and Agent...........................................................
      *10.4     Form of Director/Officer Indemnification Agreement..................
      *10.5     Contribution Agreement, between Ameriquest Capital Corporation, Long
                Beach Mortgage Company, Long Beach Financial Corporation and
                Ameriquest Mortgage Corporation.....................................
      *10.6     1997 Stock Incentive Plan...........................................
      *10.7     Employment Agreement, between Long Beach Financial Corporation,
                Ameriquest Mortgage Corporation and M. Jack Mayesh..................
      *10.8     Employment Agreement, between Long Beach Financial Corporation,
                Ameriquest Mortgage Corporation and Edward Resendez.................
      *10.9     Employment Agreement, between Long Beach Financial Corporation,
                Ameriquest Mortgage Corporation and Frank J. Curry..................
                Employment Agreement, between Long Beach Financial Corporation,
     *10.10     Ameriquest Mortgage Corporation and James H. Leonetti...............
                Employment Agreement, between Long Beach Financial Corporation,
     *10.11     Ameriquest Mortgage Corporation and James J. Sullivan...............
                Department of Justice Settlement Agreement..........................
     *10.12
                Employment Agreement, between Long Beach Financial Corporation, Long
     *10.13     Beach Mortgage Company and William K. Komperda......................
       27       Financial Data Schedule.............................................

---------------

* Previously filed.