Form 10-Q
period 1997-09-30
LONG BEACH FINANCIAL CORP
filed 1997-11-12
CIK 1034011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    ------------

                         Commission File Number 1-12889


                        LONG BEACH FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          33-0739843
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


         1100 TOWN & COUNTRY ROAD, SUITE 1650, ORANGE, CALIFORNIA 92868
-------------------------------------------------------------------------------
           (Address of principal executive offices including ZIP Code)


                                 (714) 835-5743
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         As of November 12, 1997, registrant had outstanding 25,000,000 shares of Common Stock.

                        LONG BEACH FINANCIAL CORPORATION

                                TABLE OF CONTENTS

                                  TO FORM 10-Q
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997


                         PART I - FINANCIAL INFORMATION

                                                                                                                 PAGE
                                                                                                                 ----
Item 1.  Financial Statements

         Combined Statements of Financial Condition as of September 30, 1997 (Unaudited)
         and December 31, 1996...............................................................................     3

         Combined Statements of Operations for the Three Months and Nine Months Ended
         September 30, 1997 and 1996 (Unaudited).............................................................     4

         Combined Statements of Stockholders' Equity and Divisional Equity for the Three
         Months and Nine Months Ended September 30, 1997 (Unaudited).........................................     5

         Combined Statements of Cash flows for the Nine Months Ended September 30, 1997
         and 1996 (Unaudited)................................................................................     6

         Notes to the Combined Financial Statements for the Three Months and Nine Months Ended
         September 30, 1997(Unaudited).......................................................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition, Results of Operations,
         Liquidity and Capital Resources.....................................................................    17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................    29


                                                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................................    29

Item 2.  Changes in Securities...............................................................................    29

Item 3.  Defaults Upon Senior Securities.....................................................................    29

Item 4.  Submission of Matters to a Vote of Securities Holders...............................................    29

Item 5.  Other Information...................................................................................    29

Item 6.  Exhibits and Reports on Form 8-K....................................................................    30

         (a)  Exhibits     ..................................................................................    30

         (b)  Reports on Form 8-K............................................................................    30

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        LONG BEACH FINANCIAL CORPORATION

                   COMBINED STATEMENTS OF FINANCIAL CONDITION


                                                                                              WHOLESALE
                                                                                              DIVISION
                                                                                               OF AMC
                                                                     SEPTEMBER 30,           DECEMBER 31,
                                                                          1997                   1996
                                                                    -----------------      ---------------
                                                                      (Unaudited)
                              ASSETS
Cash and cash equivalents .....................................         $ 40,076,000        $          --
Investments available for sale ................................            9,359,000                   --
Loans held for sale ...........................................           14,953,000           49,580,000
Receivable from the sales of loans ............................           82,901,000           25,103,000
Premises and equipment ........................................            2,418,000            2,033,000
Deferred income taxes (Note 4) ................................           35,000,000            2,120,000
Prepaid expenses and other assets .............................            5,487,000              914,000
                                                                        ------------         ------------
       Total assets ...........................................         $190,194,000         $ 79,750,000
                                                                        ============         ============

        LIABILITIES AND STOCKHOLDERS' AND DIVISIONAL EQUITY

Liabilities:
   Warehouse financing facility ...............................         $ 87,913,000         $ 72,829,000
   Accounts payable and accrued liabilities ...................            8,801,000            5,784,000
   Accrued taxes  payable .....................................            6,796,000                   --
                                                                        ------------         ------------
       Total liabilities ......................................          103,510,000           78,613,000

Stockholders' and divisional equity:
   Common stock, $.001 par value; 150,000,000 shares
       authorized; 25,000,000 shares issued and outstanding ...               25,000                   --
   Additional paid-in capital .................................           75,307,000                   --
   Divisional equity ..........................................                   --            1,137,000
   Retained earnings ..........................................           11,352,000                   --
                                                                        ------------         ------------
Total stockholders' and divisional equity .....................           86,684,000            1,137,000
                                                                        ------------         ------------
      Total liabilities and stockholders' and divisional equity         $190,194,000         $ 79,750,000
                                                                        ============         ============

          See accompanying notes to the combined financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                        COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 FOR THE                                  FOR THE
                                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                              SEPTEMBER 30,                            SEPTEMBER 30,
                                                  ----------------------------------         ----------------------------------
                                                       1997                 1996                 1997                  1996
                                                  ------------          ------------         ------------          ------------
REVENUES:

Gain on sale of loans ...................         $ 24,829,000          $ 15,158,000         $ 62,008,000          $ 36,741,000

Fees on loans ...........................               49,000                    --               49,000                    --
Amortization of servicing rights ........              (69,000)                   --              (88,000)                   --

Interest income .........................            2,899,000               659,000            6,420,000             2,115,000
Interest expense ........................            1,748,000               585,000            4,633,000             1,819,000
                                                  ------------          ------------         ------------          ------------
Net interest income .....................            1,151,000                74,000            1,787,000               296,000
                                                  ------------          ------------         ------------          ------------
Net operating income ....................           25,960,000            15,232,000           63,756,000            37,037,000

EXPENSES:

Compensation expense ....................            8,957,000             4,236,000           21,941,000            12,242,000
Premises and equipment expenses .........            1,020,000             1,228,000            2,625,000             2,475,000
Other general and administrative expenses            2,024,000             1,295,000            4,389,000             2,998,000
Corporate administrative charges ........                   --             2,269,000            2,294,000             6,368,000
Provision for losses ....................              500,000               150,000            3,428,000               150,000
                                                  ------------          ------------         ------------          ------------
Total expenses ..........................           12,501,000             9,178,000           34,677,000            24,233,000
                                                  ------------          ------------         ------------          ------------


Earnings before income taxes ............           13,459,000             6,054,000           29,079,000            12,804,000
Provision for income taxes ..............            5,600,000             2,494,000           11,780,000             5,275,000
                                                  ------------          ------------         ------------          ------------
Net earnings (Note 2) ...................         $  7,859,000          $  3,560,000         $ 17,299,000          $  7,529,000
                                                  ============          ============         ============          ============
                                                                            Not                                         Not
Combined earnings per share (Note 7).....            $0.30               Applicable              $0.67              Applicable
                                                     =====                                       =====


          See accompanying notes to the combined financial statements.

                        LONG BEACH FINANCIAL CORPORATION

        COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY AND DIVISIONAL EQUITY
                                   (UNAUDITED)

                                                          ADDITIONAL     DIVISIONAL
                                             COMMON        PAID-IN       (DEFICIT)        RETAINED
                                              STOCK        CAPITAL         EQUITY         EARNINGS        TOTAL
                                          ------------   ------------   ------------    ------------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 1997:
Balance, July 1, 1997 .................   $     25,000   $ 75,307,000   $         --    $  3,493,000   $ 78,825,000
Net earnings (Note 2) .................             --             --             --       7,859,000      7,859,000
                                          ------------   ------------   ------------    ------------   ------------
Balance, September 30, 1997 ...........   $     25,000   $ 75,307,000   $         --    $ 11,352,000   $ 86,684,000
                                          ============   ============   ============    ============   ============

NINE MONTHS ENDED SEPTEMBER 30, 1997:
Balance, January 1, 1997 ..............   $         --    $       ---   $  1,137,000    $         --   $  1,137,000
Net earnings (Note 2) .................             --             --      5,947,000      11,352,000     17,299,000
Net change in divisional equity arising
  from intracompany transactions ......             --             --     (3,852,000)             --     (3,852,000)
Reorganization of Long Beach Financial
  Corporation .........................         25,000     75,307,000     (3,232,000)             --     72,100,000
                                          ------------   ------------   ------------    ------------   ------------
Balance, September 30, 1997 ...........   $     25,000   $ 75,307,000   $         --    $ 11,352,000   $ 86,684,000
                                          ============   ============   ============    ============   ============


          See accompanying notes to the combined financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                        COMBINED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                           -------------------------------------
                                                                 1997                  1996
                                                           ---------------       ---------------
Cash Flows from Operating Activities:
Net earnings (Note 2) ...............................      $    17,299,000       $     7,529,000
Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
  Depreciation and amortization .....................              550,000               882,000
  Loans originated and purchased for sale ...........       (1,157,111,000)         (757,454,000)
  Proceeds from sales of loans held for sale ........        1,154,145,000           737,100,000
  Noncash gain recognized on capitalization of
    mortgage servicing rights .......................           (7,290,000)           (6,662,000)
  Amortization of capitalized mortgage servicing ....
    rights ..........................................               88,000                    --
   Changes in:
      Receivable from the sales of loans (Note 3) ...          (83,685,000)                   --
      Accounts payable and accrued liabilities ......            6,816,000             3,739,000
      Accrued taxes payable .........................            6,796,000                    --
      Other .........................................           (2,380,000)             (252,000)
                                                           ---------------       ---------------
     Net cash used in operating activities ..........          (64,772,000)          (15,118,000)

Cash Flows from Investing Activities:
  Purchases of premises and equipment ...............             (820,000)           (1,102,000)
  Purchase of investment securities available
    for sale ........................................          (76,120,000)                   --
  Maturities of investment securities available
    for sale ........................................           66,864,000                    --
                                                           ---------------       ---------------
     Net cash used in investing activities ..........          (10,076,000)           (1,102,000)

Cash Flows from Financing Activites:
  Net change in warehouse financing facility
    (Note 3) ........................................           76,802,000            20,401,000
  Cash provided (to)/by AMC .........................           (3,852,000)          (10,843,000)
  Proceeds from mortgage servicing rights transferred
    to AMC ..........................................            3,974,000             6,662,000
  Reorganization and capitalization of LBFC .........           38,000,000                    --
                                                           ---------------       ---------------
     Net cash provided by financing activities ......          114,924,000            16,220,000

Net Increase in Cash ................................           40,076,000                    --

  Cash, beginning of the period .....................                   --                    --
                                                           ---------------       ---------------
    Cash, end of the period .........................           40,076,000       $            --
                                                           ===============       ===============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest on
    warehouse financing .............................      $     4,205,000       $     1,848,000

Supplemental Schedule of Non-Cash Activities:
    Deferred tax asset (Note 4) .....................      $    36,000,000       $            --


          See accompanying notes to the combined financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS, INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION

DESCRIPTION OF THE BUSINESS

         Long Beach Financial Corporation ("LBFC"), through its subsidiary, Long Beach Mortgage Company (collectively, the "Company"), is currently engaged in the business of originating, purchasing and selling subprime residential mortgage loans secured by one- to four-unit family residences. The Company originates loans primarily through independent mortgage loan brokers. The Company's core borrower base consists of individuals who do not qualify as traditional "A" credit borrowers because their credit history, income or other factors do not conform to standard agency lending criteria.

         The Company follows a strategy of selling substantially all of its loan originations in the secondary market through whole loan sales for cash. Prior to each fiscal quarter, the Company generally obtains a purchase commitment from one or more loan purchasers for the volume of loans expected to be originated during such quarter. As a result, the Company endeavors to have a buyer for each loan at the time it is funded and, therefore, can deliver loans and receive payments for the loans shortly after funding.

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

INITIAL PUBLIC OFFERING

         On April 28, 1997, LBFC's Registration Statement (No. 333-22013) on Form S-1 under the Securities Act of 1933, as amended (the "Registration Statement"), relating to the initial public offering of its common stock, was declared effective. The initial public offering of 22,504,000 shares of common stock closed at a price of $6.50 per share on May 2, 1997. On May 14, 1997, the underwriters purchased an additional 2,496,000 shares of common stock at a price of $6.50 per share following their exercise of the overallotment option, resulting in a total of 25,000,000 shares sold in the initial public offering (the "Offering").

         On May 2, 1997, immediately prior to the closing of the initial public sale of LBFC's common stock, AMC reorganized its business operations (the "Reorganization") by transferring certain assets (including furniture, leasehold improvements and equipment) and personnel relating to the broker-sourced lending division and the loan sales division and approximately $40.0 million in cash (less approximately $2.0 million in related expenses) to the Company in exchange for 24,999,999 shares of common stock. The assets transferred to the Company included loans in process as of May 2, 1997, but did not include loans funded or servicing rights with respect to loans funded prior to May 2, 1997. Additionally, the Company acquired a listing of independent brokers and the sole right to the "Long Beach Mortgage Company" name. The

                        LONG BEACH FINANCIAL CORPORATION

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS, INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION (CONTINUED)

Company did not assume any liabilities of AMC other than certain liabilities associated with equipment and property leases acquired by the Company and accrued vacation and other employee benefits for personnel transferred to the Company. The Reorganization has been accounted for in a manner similar to a pooling of interests; therefore, the historical cost basis of the assets and liabilities transferred to the Company was carried over from the Wholesale Division of AMC.

         The transfer of the assets and personnel described above by AMC to the Company was treated for federal income tax purposes as a taxable sale of assets. As a result, the tax basis of the assets transferred from AMC to the Company in the Reorganization was increased to their fair market value determined by reference to the Offering. As discussed more fully in Note 4 to the Combined Financial Statements, such tax basis is generally expected to produce a tax benefit to the Company in future tax years. Accordingly, the Company recorded a deferred tax asset of $36.0 million (with a corresponding credit to additional paid-in capital) for the tax effect of the excess of the tax basis of the Company's assets following the Reorganization and the Offering, over their net book value.

BASIS OF PRESENTATION

         The Company had no operations through the date of the Reorganization and all rights, benefits and obligations relating to the operations and net earnings of the Wholesale Division of AMC, up to the date of the Reorganization, remained with AMC. However, because the Reorganization has been accounted for in a manner similar to a pooling of interests, the results of operations reported for the nine months ended September 30, 1997 include: (i) the Results of Operations of the Wholesale Division of AMC from January 1, 1997 through May 1, 1997 (the "1997 Operating Results of the Wholesale Division of AMC"), and (ii) the operating results of the Company from May 2, 1997 to September 30, 1997 (the "Company's Results of Operations"). Collectively, the combination of the 1997 Operating Results of the Wholesale Division of AMC and the Company's Results of Operations represent the "Combined Results of Operations for the Nine Months Ended September 30, 1997."

         Cash flows for the nine months ended September 30, 1997 include: (i) cash flows of the Wholesale Division of AMC from January 1, 1997 through May 1, 1997 (the "1997 Cash Flows of the Wholesale Division of AMC"), and (ii) the Company's cash flows from May 2, 1997 through September 30, 1997 (the "Company's Cash Flows"). Collectively, the combination of the 1997 Cash Flows of the Wholesale Division of AMC and the Company's Cash Flows represent the "Combined Cash Flows for the Nine Months Ended September 30, 1997."

         Also included in this report on Form 10-Q are: (i) the results of operations for the Wholesale Division of AMC for the three months and nine months ended September 30, 1996, (ii) the financial condition of the Wholesale Division of AMC as of December 31, 1996, and (iii) the cash flows of the Wholesale Division of AMC for the nine months ended September 30, 1996. All such information included or used in the preparation of this report has been prepared from records maintained by AMC and provided to the Company by AMC.

                        LONG BEACH FINANCIAL CORPORATION

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS, INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION (CONTINUED)

         In the normal course of business, the Wholesale Division had various transactions with other divisions of AMC that are material in amount. The financial statements and financial data of the Wholesale Division of AMC included in this report on Form 10-Q reflect key assumptions regarding the allocation of certain revenue and expense items and certain balance sheet accounts, many of which could be material. The financial data of the Wholesale Division of AMC included in this report on Form 10-Q may not necessarily be indicative of the conditions that would have existed if the Wholesale Division of AMC had operated as an independent entity.

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

         2. The net change in divisional equity arising from intracompany transactions, as reflected in the combined statements of stockholders' equity and divisional equity, includes: (i) the aggregate intracompany allocations of costs and expenses incurred by the Wholesale Division and paid by AMC, (ii) cash generated by the Wholesale Division and collected by AMC during the periods presented, and (iii) cash advanced by AMC on behalf of the Wholesale Division. The net change in divisional equity arising from intracompany transactions also includes all liabilities of the Wholesale Division, such as income taxes payable, that are not separate legal obligations of the Wholesale Division but have been charged to the Wholesale Division.

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

                        LONG BEACH FINANCIAL CORPORATION

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

NOTE 2. STATEMENT OF OPERATIONS, PRESENTATION AND ANALYSIS OF PRO FORMA
        OPERATIONS

         The statements of operations for the nine months ended September 30, 1997, presented in this report on Form 10-Q include the 1997 Operating Results of the Wholesale Division of AMC and the Company's Results of Operations. All rights, benefits and obligations relating to the 1997 Operating Results of the Wholesale Division of AMC up to the time of the Reorganization remain with AMC.

         The rights to loans which were originated by the Wholesale Division but remained unsold at May 2, 1997 were retained by AMC (the "Retained Loans"). The costs relating to the production of these loans were incurred and recorded by the Wholesale Division of AMC and are included in the 1997 Operating Results of the Wholesale Division of AMC. These loans are included in loan production amounts reported for the Company for the nine months ended September 30, 1997. Subsequent to the Reorganization, the Company purchased the Retained Loans from AMC at the same price and at the same time that the Company sold these loans to independent, third-party purchasers. Because the gain from the sale of the Retained Loans was recorded after the Reorganization, and because the Company's stockholders did not receive any of the benefit of this gain, the Company did not include the gain from the sale of the Retained Loans as part of the Company's Results of Operations. The principal amount of the Retained Loans was approximately $33.8 million and the after-tax gain from the sale of these loans was approximately $807,000. The gains from the sale of the Retained Loans are not reflected either as income from the Wholesale Division of AMC or as income from the Company.

         The following table presents separately the operations of the Wholesale Division of AMC and the Company, and the combined effect of their results for each respective period. Additionally, the gain from the sale of the Retained Loans is presented for informational purposes, with corresponding earnings and per share data presented on a pro forma basis.

                        LONG BEACH FINANCIAL CORPORATION

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 2. STATEMENT OF OPERATIONS, PRESENTATION AND ANALYSIS OF PRO FORMA OPERATIONS (CONTINUED)


                                                    FOR THE THREE MONTHS ENDED                 FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1997                        SEPTEMBER 30, 1997
                                              ---------------------------------------   ---------------------------------------
                                               WHOLESALE                                 WHOLESALE
                                              DIVISION OF       THE                     DIVISION OF       THE
                                                  AMC         COMPANY      COMBINED         AMC         COMPANY      COMBINED
                                              -----------   -----------   -----------   -----------   -----------   -----------
REVENUES:
Gain on sale of loans.......................  $     --      $24,829,000   $24,829,000   $25,604,000   $36,404,000   $62,008,000

Fees on loans...............................        --           49,000        49,000            --        49,000        49,000
Amortization of servicing rights............        --          (69,000)      (69,000)           --       (88,000)      (88,000)

Interest income.............................        --        2,899,000     2,899,000     2,306,000     4,114,000     6,420,000
Interest expense............................        --        1,748,000     1,748,000     2,138,000     2,495,000     4,633,000
                                               -------      -----------   -----------   -----------   -----------   -----------
Net interest income.........................        --        1,151,000     1,151,000       168,000     1,619,000     1,787,000
                                               -------      -----------   -----------   -----------   -----------   -----------
Net operating income........................        --       25,960,000    25,960,000    25,772,000    37,984,000    63,756,000

EXPENSES:
Compensation expense........................        --        8,957,000     8,957,000     8,242,000    13,699,000    21,941,000
Premises and equipment expenses.............        --        1,020,000     1,020,000     1,106,000     1,519,000     2,625,000
Other general and administrative expenses...        --        2,024,000     2,024,000     1,391,000     2,998,000     4,389,000
Corporate administrative charges............        --               --            --     2,294,000            --     2,294,000
Provision for losses........................        --          500,000       500,000     2,808,000       620,000     3,428,000
                                               -------      -----------   -----------   -----------   -----------   -----------
Total expenses..............................        --       12,501,000    12,501,000    15,841,000    18,836,000    34,677,000
                                               -------      -----------   -----------   -----------   -----------   -----------


Earnings before income taxes................        --       13,459,000    13,459,000     9,931,000    19,148,000    29,079,000
Provision for income taxes..................        --        5,600,000     5,600,000     3,984,000     7,796,000    11,780,000
                                               -------      -----------   -----------   -----------   -----------   -----------
Net earnings................................   $    --      $ 7,859,000   $ 7,859,000   $ 5,947,000   $11,352,000   $17,299,000
                                               =======      ===========   ===========   ===========   ===========   ===========
Pro forma net gain from sale of Retained
  Loans, net of taxes.......................        --               --            --       807,000            --       807,000
                                               -------      -----------   -----------   -----------   -----------   -----------
Pro forma net earnings inclusive of gain
  from Retained Loans.......................   $    --      $ 7,859,000   $ 7,859,000   $ 6,754,000   $11,352,000   $18,106,000
                                               =======      ===========   ===========   ===========   ===========   ===========
Net earnings per share......................   $    --      $      0.30   $      0.30   $      0.24   $      0.43   $      0.67
                                               =======      ===========   ===========   ===========   ===========   ===========
Pro forma net earnings per share inclusive
  of gain from Retained Loans...............   $    --      $      0.30   $      0.30   $      0.27   $      0.43   $      0.70
                                               =======      ===========   ===========   ===========   ===========   ===========

                        LONG BEACH FINANCIAL CORPORATION

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 3. BASIS OF PRESENTING THE COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY AND DIVISIONAL EQUITY AND CASH FLOWS

         In connection with the Reorganization described in Note 1, AMC transferred to the Company certain assets and liabilities relating to the Wholesale Division. AMC, however, retained certain assets and liabilities reflected on the books of the Wholesale Division as of May 1, 1997 including:
(i) loans held for sale totaling $39.3 million, (ii) receivables from the sales of loans totaling $25.9 million, (iii) servicing rights and (iv) borrowings under the warehouse financing facility totaling $62.0 million. Accordingly, the balances of these assets and liabilities at May 1, 1997 are not reflected in the beginning balances of the Company as of May 2, 1997. The Combined Statements of Stockholders' Equity and Divisional Equity and Cash Flows reflect a non-cash adjustment to eliminate these assets and liabilities retained by AMC. The Combined Statements of Cash Flows include changes in balances from January 1, 1997 through May 1, 1997 combined with changes in balances from May 2, 1997 through September 30, 1997.

NOTE 4.  DEFERRED TAX ASSET

         In connection with the Reorganization, AMC transferred certain tangible and intangible assets to the Company, and immediately thereafter sold shares of the Company's common stock in the Offering. The transfer of these assets and personnel was treated, for federal income tax purposes, as a taxable sale of assets. As a result, the tax basis of the assets transferred from AMC to the Company in the Reorganization was increased to their fair market value by reference to the Offering. In general, Section 197 of the Internal Revenue Code ("IRC") allows for the amortization over a 15-year period of intangible assets (including goodwill and going concern value) acquired in a transaction such as the Reorganization. The so-called "anti-churning" rules set forth in Section 197(f)(9) of the IRC, however, prohibit the amortization of goodwill, going concern value and intangible assets, the useful lives of which cannot be determined with reasonable accuracy where such assets are transferred between related parties and the transferor held or used such intangible assets at any time on or after July 25, 1991, and on or before August 10, 1993.

         The Company believes that the anti-churning rules should not apply to any intangible assets (whether goodwill, going concern value or otherwise) transferred from AMC to the Company in the Reorganization. Because the Internal Revenue Service ("IRS") could assert that the anti-churning rules apply to the Reorganization, the Company will limit the value of the deferred tax asset that is recorded, solely for financial accounting and reporting purposes, to the amount that would be recorded assuming the application of the anti-churning rules. The Company has appraised the value of certain intangible assets transferred in the Reorganization that are of a type not subject to the anti-churning rules - i.e., assets that can be valued and to which the Company can reasonably ascertain useful lives ("Amortizable Intangibles"). Based in part upon such valuation, the Company recorded a $36.0 million net deferred tax asset solely for financial accounting and reporting purposes. No assurance can be given, however, that the IRS will not challenge the value of the Amortizable Intangibles. If such a challenge were successful, the Company may be prevented from realizing all or a portion of the future tax benefits reflected by the

                        LONG BEACH FINANCIAL CORPORATION

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 4.  DEFERRED TAX ASSET (CONTINUED)

net deferred tax asset. Any adjustment to the net deferred tax asset, arising from IRS challenge or other ruling concerning the deductibility of the deferred tax asset or the valuation of the Amortizable Intangibles, will be charged or credited to additional paid-in capital and will have no impact on earnings.

         Based upon the Offering of $6.50 per share, the excess of the tax basis of the Company's net assets over their net book value was approximately $117.5 million, resulting in a gross deferred tax asset of $47.0 million. The Company recorded a net deferred tax asset of $36.0 million to take into account the potential that the IRS may disallow some portion of the resulting deduction. For income tax purposes, the Company is amortizing over a 15-year period the intangible assets acquired from AMC in the Reorganization. The Company believes that based upon historical earnings levels it is probable that the Company will generate sufficient taxable income to realize the benefits associated with the net deferred tax asset through future tax deductions. As the Company realizes the benefits associated with the deferred tax asset, there will be a corresponding reduction in income taxes payable by the Company. As the deferred tax benefit is realized through a reduction in the current tax payable, the statement of operations will reflect an offsetting charge to the amount of the deferred tax benefit, resulting in no effect on net income. If the Company determines that estimated future earnings are not sufficient to realize the deferred tax benefit, the Company will establish a valuation allowance for the impairment of the deferred tax assets, through a charge to the income tax provision, which will result in a reduction of net earnings.

NOTE 5.  CORPORATE ALLOCATION OF GENERAL AND ADMINISTRATIVE EXPENSES

         Prior to the Reorganization, the Wholesale Division of AMC was charged for certain corporate expenses incurred by AMC on behalf of the Wholesale Division. These charges included, among other items, information services, accounting, legal, compliance, and other executive and administrative services. These allocations were prepared by AMC and according to AMC were based upon a variety of factors, including loan origination volume, employee headcount and historical ratios of expenses incurred by the various divisions to total direct expenses. There can be no assurance that future expenses incurred by the Company, as an independent entity, will be comparable to the historical levels allocated by AMC to the Wholesale Division.

NOTE 6.  AGREEMENTS WITH RELATED PARTIES

         Administrative Services Agreements - On April 28, 1997, the Company and AMC entered into an administrative services agreement under which AMC agreed to provide various services to the Company, including certain employee benefits administration services, information services and data processing functions and, through August 1997, mail room services. The agreement has a one year term from the effective date of the Reorganization unless earlier terminated by the Company upon 30 days written notice. The Company has incurred charges of $422,000 for the three months ended September 30, 1997 and $706,000 since the Reorganization, pursuant to this agreement. Any failure by AMC to provide such administrative services to the Company during the term of the administrative services agreement could have a material adverse effect on the Company's results of operations and financial condition.

                        LONG BEACH FINANCIAL CORPORATION

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 6.  AGREEMENTS WITH RELATED PARTIES (CONTINUED)

         In addition, on April 28, 1997, the Company and AMC entered into a second administrative services agreement pursuant to which the Company will assist AMC in selling the mortgage loans originated by AMC and provide investor coordination and information for the existing loan portfolio as well as new loan originations. The agreement will have a one-year term from the effective date of the Reorganization, unless earlier terminated by AMC upon 30 days written notice. The Company has received $165,000 during the three months ended September 30, 1997 and $275,000 since the Reorganization, pursuant to this agreement. Once AMC develops internal capability to perform these functions, it is anticipated that AMC will terminate the second administrative services agreement.

         Loan Sub-servicing Agreement - On April 28, 1997, the Company and AMC entered into a three year loan sub-servicing agreement pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company after the Reorganization. Sub-servicing activities include collecting and remitting loan payments, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions. The agreement provides that either party has the right to terminate the agreement effective at any time after 18 months, upon six months prior written notice to the other party. The Company has agreed to pay AMC a 45 basis points annual servicing fee on the outstanding principal balance of each loan sub-serviced. The balance of the sub-serviced loan portfolio at September 30, 1997 totaled $613.1 million.

         Income Taxes - In connection with the Reorganization, AMC agreed to indemnify and hold the Company harmless from any tax liability attributable to periods ending on or before the Reorganization. For periods ending after the Reorganization, the Company will pay its tax liability directly to the appropriate taxing authorities.

         The agreements between the Company and AMC were developed in the context of a related party relationship and, therefore, may not necessarily reflect the same business terms as might have been obtained in arm's length negotiations between independent parties.

NOTE 7.  COMBINED NET EARNINGS PER SHARE

         The Company did not have any independent operations through the date of the Reorganization, and all rights, benefits and obligations relating to the net earnings of the Wholesale Division up to the date of the Reorganization remained with AMC. Additionally, only one share of LBFC's common stock was issued and outstanding until the Reorganization and no shares were issued or outstanding at any time during 1996. The earnings per share data presented in the following table was prepared under the assumption that the Company's 25,000,000 shares of

                        LONG BEACH FINANCIAL CORPORATION

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 7.  COMBINED NET EARNINGS PER SHARE (CONTINUED)

common stock were issued and outstanding as of January 1, 1997 through September 30, 1997, and by using the common stock equivalents for all stock options issued by the Company from the Reorganization through September 30, 1997.


                                             FOR THE THREE MONTHS ENDED                        FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 30, 1997                                SEPTEMBER 30, 1997
                                    ---------------------------------------------   --------------------------------------------
                                                                                       WHOLESALE
                                      WHOLESALE                                        DIVISION
                                       DIVISION                                         OF AMC
                                        OF AMC        THE COMPANY      COMBINED       JANUARY 1       THE COMPANY      COMBINED
                                    JULY 1 THROUGH   JULY 1 THROUGH   RESULTS OF       THROUGH       MAY 2 THROUGH    RESULTS OF
                                    SEPT. 30, 1997   SEPT. 30, 1997   OPERATIONS    MAY 1, 1997(A)   SEPT. 30, 1997   OPERATIONS
                                    --------------   --------------   -----------   --------------   --------------   -----------
Net earnings......................    $    --          $ 7,859,000    $ 7,859,000     $ 5,947,000      $11,352,000    $17,299,000
                                      =======          ===========    ===========     ===========      ===========    ===========
Common stock outstanding..........         --           25,000,000     25,000,000      25,000,000       25,000,000     25,000,000
Common stock equivalents--employee
  stock options(C)................         --            1,380,605      1,380,605              --        1,342,766        764,666
                                      -------          -----------    -----------     -----------      -----------    -----------
Total common stock equivalents....         --           26,380,605     26,380,605      25,000,000       26,342,766     25,764,666
                                      =======          ===========    ===========     ===========      ===========    ===========
Combined net earnings per
  share(B)........................    $    --          $      0.30    $      0.30     $      0.24      $      0.43    $      0.67
                                      =======          ===========    ===========     ===========      ===========    ===========

(A) Represents per share data on the assumption that the Company's 25,000,000 shares of common stock were issued and outstanding during the entire period from January 1, 1997 through May 1, 1997.

(B) Combined net earnings per share on both a primary and fully diluted basis resulted in the same effective earnings per share amount for all periods presented. The net gain from the sale of the Retained Loans is not included in the net earnings of the Wholesale Division of AMC or the Company for any period presented above. Please refer to Note 2 of the Combined Financial Statements for further information.

(C) At September 30, 1997, the total amount of stock options issued to directors and employees of the Company totaled 2,768,000. These options vest 20% per year over a five year period. The average exercise price of the options was $6.79 per share at September 30, 1997.

NOTE 8.  SUBSEQUENT EVENT

         Common Stock Repurchase Plan - In October 1997, the Board of Directors authorized a stock repurchase plan which permits the repurchase on the open market of up to 2.5 million shares of the Company's common stock, or 10% of the current shares outstanding, over the next 24 months.

                        LONG BEACH FINANCIAL CORPORATION

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 8.  SUBSEQUENT EVENT (CONTINUED)

         Stockholder Rights Plan - In October 1997, the Board of Directors authorized a stockholder rights plan, which provides for the distribution to the Company's stockholders of one preferred stock purchase "right" for each outstanding share of common stock owned. The rights will trade with the Company's common stock and will not be exercisable until the occurrence of certain takeover related events. The rights can be redeemed by the Company at any time, and will otherwise expire on November 9, 2007.

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

ITEM 2.  OVERVIEW

         The Company is a specialty finance company engaged in the business of originating, purchasing and selling subprime residential mortgage loans secured by one- to four-unit family residences. The Company's core borrower base consists of individuals who do not qualify as traditional "A" credit borrowers because their credit history, income or other factors do not conform to standard agency lending criteria. The Company originates loans through independent mortgage brokers and, to a lesser extent, purchases loans from mortgage companies and commercial banks. Substantially all of the Company's loan originations and purchases are sold in the secondary market through whole loan sales in which the Company disposes of its economic interest in the loans for cash, except for the related servicing rights, which it has generally retained. There may be some instances when all servicing rights are sold. As a result of this overall strategy, the Company receives cash revenue, rather than recognizing non-cash revenue attributable to residual interests in future payments on the loans, as is the case with securitizations.

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

         The Company's operations for the three months and nine months ended September 30, 1997 have two components:

         1. Operations as a division of AMC for the period January 1, 1997 through May 1, 1997; and

         2. Operations as an independent company for the period May 2, 1997 through September 30, 1997.

         Because the Reorganization was accounted for in a manner similar to a pooling of interests, this report on Form 10-Q presents the combined results of operations for the three months and nine months ended September 30, 1997. Comparatively, the results of operations of the Wholesale Division of AMC are presented for the three months and nine months ended September 30, 1996. It is important to note that all of the benefits, rights and obligations relating to the operations and net earnings of the Wholesale Division of AMC, up to the date of the Reorganization, remained with AMC.

         A summary of the combined net earnings for the three months and nine months ended September 30, 1997 are presented below:

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES


                                           FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                      ----------------------------      ----------------------------
                                          1997             1996             1997             1996
                                      -----------      -----------      -----------      -----------
NET EARNINGS:
As the Wholesale Division of AMC      $        --      $ 3,560,000      $ 5,947,000      $ 7,529,000
As an independent company ......        7,859,000               --       11,352,000               --
                                      -----------      -----------      -----------      -----------
Combined net earnings ..........      $ 7,859,000      $ 3,560,000      $17,299,000      $ 7,529,000
                                      ===========      ===========      ===========      ===========

         Combined net earnings for the three months ended September 30, 1997 totaled $7.9 million, or $0.30 per share, and represent an increase of $4.3 million or 120.8% over net earnings of the Wholesale Division for the same period of 1996. Combined net earnings for the nine months ended September 30, 1997 totaled $17.3 million, an increase of $9.8 million or 129.8% over net earnings of the Wholesale Division for the same period of 1996. The combined net earnings for the nine months ended September 30, 1997 exclude $807,000 or $0.03 per share of net after tax gains from the sale of the Retained Loans (see Note 2 to the Combined Financial Statements).

         The primary factors that led to the improvement in net earnings recorded during 1997 as compared to 1996 include:

    o Increased loan production. Loan production increased by $138.9 million or 45.3% to $445.8 million during the three months ended September 30, 1997 as compared to the same period of 1996. During the nine months ended September 30, 1997, loan production increased by $399.7 million or 52.8% to $1.2 billion as compared to the same period of 1996.

    o Increased loan sales. Loans sold during the three months ended September 30, 1997 totaled $465.5 million, an increase of $162.8 million or 53.8% over the same period of 1996. During the nine months ended September 30, 1997, loan sales totaled $1.2 billion, an increase of $417.0 million or 56.6% over loan sales of $737.1 million for the same period of 1996.

    o Higher premiums received on the sale of loans. Net premiums on the sale of loans during the three months ended September 30, 1997 totaled 5.33% as compared to 5.01% for the same period of 1996. During the nine months ended September 30, 1997, net premiums on the sale of loans totaled 5.37% as compared to 4.98% for the same period of 1996.

    o Improved operational efficiencies. General and administrative expenses as a percent of loan production declined to 2.69% during the three months ended September 30, 1997, from 2.94% during the same period in 1996. During the nine months ended September 30, 1997, general and administrative expenses as a percent of loan production declined to 2.70% from 3.18% during the same period in 1996.

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

         Expenses are incurred for, among other things, compensation and employee benefits, rent and other occupancy costs, office supplies, courier service, depreciation, legal and professional services, and provisions for losses.

LOAN PRODUCTION AND SALES

         The following table shows the Company's loan originations and purchases and loans sales for the three months and nine months ended September 30, 1997 and 1996:

                                              FOR THE THREE MONTHS                      FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                        ---------------------------------       -------------------------------------
                                             1997              1996                   1997                1996
                                        ---------------   ---------------       ------------------  -----------------
Loan originations and purchases.......    $445,764,000      $306,864,000          $ 1,157,111,000      $ 757,454,000
Loan sales............................     465,458,000       302,646,000            1,154,145,000        737,100,000

         The Company's primary channel of loan production is through its relationship with a network of approved independent mortgage brokers. The Company has established a sales force ("Account Executives") to serve as the principal contact between the Company and the independent mortgage brokers. The Company offers a variety of loan programs and products; however, substantially all loans originated by the Company are secured by first-lien mortgages on residential properties consisting of one- to four-unit family residences. In addition to originating loans through independent mortgage brokers, the Company purchases loans on a correspondent basis from other lenders. Loan purchases totaled $44.3 million or 9.94% of production for the three months ended September 30, 1997, as compared to $28.9 million or 7.52% for the second quarter of 1997.

         For the three months ended September 30, 1997, loan production totaled $445.8 million, an increase of $138.9 million or 45.3% as compared to the same period of 1996. Loan production for the nine months ended September 30, 1997, totaled $1.2 billion, an increase of $399.7 million or 52.8% as compared to the same period of 1996. The increase in loan production is primarily the result of an increase in the number of Account Executives during 1997, as compared to 1996, along with an expansion in the number of approved independent mortgage brokers. At September 30, 1997, approved independent mortgage brokers numbered approximately 9,500 as compared to approximately 6,700 at September 30, 1996.

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, the Company originated loans in 48 states. Loan originations in California represented 34.9% of total loan production. The following table presents loan production by state for the five highest states and all others for the three months and nine months ended September 30, 1997:


                                           LOAN PRODUCTION BY STATE
         ---------------------------------------------------------------------------------------------
                                FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                    SEPTEMBER 30, 1997                      SEPTEMBER 30, 1997
                              --------------------------------        --------------------------------
                                                      % TO                                     % TO
               STATE                 AMOUNT           TOTAL                 AMOUNT            TOTAL
         -------------------  --------------------- ----------        --------------------   ---------
         California             $151,910,000          34.08%              $404,236,000        34.93%

         Colorado                 38,683,000           8.68%               100,615,000         8.70%

         Michigan                 29,287,000           6.57%                69,157,000         5.98%

         Oregon                   26,135,000           5.86%                61,914,000         5.35%

         Florida                  23,954,000           5.37%                59,330,000         5.13%

         All others              175,795,000          39.44%               461,859,000        39.91%
                                ------------         ------             --------------       ------
                                $445,764,000         100.00%            $1,157,111,000       100.00%
                                ============         ======             ==============       ======

         The Company's geographic markets are divided into various regions, with a self-contained origination processing team assigned to each region. When a regional processing team is first established, the team is physically located at the Company's headquarters in Orange, California. Once the Company determines that the level of current and projected business from a region warrants creation of a local presence, the Company establishes a regional processing center in or near the region and relocates the regional processing team to the new center. The Company opened one new regional processing center during the three months ended September 30, 1997.

         The increase in loan production during the three months and nine months ended September 30, 1997, as compared to the same periods of 1996, contributed to an increase in loan sales during the same comparative periods. For the three months ended September 30, 1997, loans sales increased by 53.8% to $465.5 million, as compared to $302.6 million for the same period of 1996. Loans sales totaled $1.2 billion for the nine months ended September 30, 1997, an increase of 56.6% as compared to $737.1 million recorded for the same period in 1996.

         The Company follows the practice of entering into forward commitments to sell its production. These forward commitments are typically made for the next 30 to 90 days of production. Prior to entering into a forward commitment, the Company evaluates prospective purchasers in order to assess their ability to fulfill the terms of the agreement. In the event that the coupon rate, loan-to-value ratio, margins and other factors of the loans originated and delivered to the purchaser are materially different from the terms of the forward commitment, the sales price of the loans will be adjusted accordingly.

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         Although the Company has generally retained the servicing rights related to a majority of its whole loan sales, certain loans are sold on a servicing released basis. During the three months ended September 30, 1997, servicing released loan sales totaled $118.0 million, representing 25.4% of total loan sales during the quarter.

         Loan sales are made on a nonrecourse basis pursuant to a purchase agreement containing customary representations and warranties regarding underwriting criteria and the origination process. In the event of a breach of a representation or a warranty, the Company may be required to repurchase or substitute a new loan. Additionally, the Company may be required to repurchase or substitute a loan if the borrower defaults on the first payment due after the loan is funded or if the loan documentation contains fraudulent misrepresentations made by the borrower. Such repurchase or substitution may result in the Company recording a reduction in the gain on sale that it previously recognized and/or a loss.

         The primary components of the net gain on sale of loans are: (i) the excess of the cash selling price over the outstanding principal balance of the loan (the "Gross sales premium"), (ii) the fees and other compensation paid to independent mortgage brokers and other lenders (the "Broker & correspondent fees"), (iii) capitalized servicing rights, and (iv) points and fees received from the borrower, offset by direct loan origination costs. Gross sales premiums are affected by loan type, credit quality, interest rate and other factors as negotiated between the Company and an independent purchaser. The recorded net gain on sale of loans, as expressed as a percentage of loans sold, is the "Net premium" realized for that period.

         Gain on sale of loans totaled $24.8 million, including $2.3 million in capitalized servicing rights, for the three months ended September 30, 1997, compared to $15.2 million, including $2.6 million in capitalized servicing rights, for the same period in 1996. Such gains equate to a Net premium of 5.33% for the three months ended September 30, 1997 compared to 5.01% for the same period in 1996. During the nine months ended September 30, 1997, gain on sale of loans totaled $62.0 million, including $7.3 million in capitalized servicing rights, as compared to $36.7 million, including $6.7 million in capitalized servicing rights, during the same period in 1996. Such gains equate to a Net premium of 5.37% for the nine months ended September 30, 1997 compared to 4.98% for the same period in 1996. The increase in gain on sale of loans during 1997 is the result of the increase in the volume of loan sales during 1997 combined with a higher level of Gross sales premiums received on those sales.

         At September 30, 1997, the Company had recorded $3.2 million of capitalized servicing rights, net of amortization. The Company, in its capacity as a master servicer, has contracted with a sub-servicer, AMC, to provide loan servicing in exchange for an annual fee of 45 basis points on the outstanding principal balance of each loan sub-serviced. When the Company sells its loans, it typically retains approximately 50 basis points of servicing. Additionally, the Company generally retains the right to receive late fees and other charges in connection with the servicing of the loans. The Company anticipates that it will develop an internal capacity to service its loans in the future. Its current arrangement with AMC may be terminated at any time after 18 months, upon six months prior written notice or in the event AMC defaults on its obligation as a sub-servicer. Capitalized servicing rights are included as a component of prepaid expenses and other assets on the Company's Statement of Financial

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Condition. Capitalized servicing rights are subject to downward valuation in the event that the market value of the servicing is lower than the recorded amounts, which typically occurs when the related loans have higher ratios of loss (charge-offs) and/or rates of prepayment than had been predicted at the time of sale.

NET INTEREST INCOME

         Net interest income is the difference between the interest that is earned on loans and other interest earning assets over the interest that is paid under the revolving warehouse credit facility. Net interest income can be affected by the volatility of interest rates, the level of interest earned on interest earning assets, the cost of interest on the revolving warehouse credit facility, the average amount of interest earning assets outstanding, and the average amount of borrowings outstanding. The Company received approximately $38.0 million of cash as part of the Reorganization. The Company has adopted an investment policy which limits its investment activities to high-quality, short-term investments.

         During the three months ended September 30, 1997, the Company recorded $1.2 million of net interest income as compared to $74,000 during the same period in 1996. The increase in net interest income is the result of the Company holding a higher level of investments and loans held for sale during the three months ended September 30, 1997, as compared to the same period of 1996. AMC's allocation of interest income and interest expense ceased as of the date of the Reorganization; as such, there is no allocation of interest income or expense from AMC included during the three months ended September 30, 1997.

         Net interest income totaled $1.8 million during the nine months ended September 30, 1997, an increase of $1.5 million over the same period of 1996. The increase in net interest income resulted from a higher level of loans held for sale during the period, coupled with investment returns from the Company's short-term investments.

EXPENSES

         Expenses include general and administrative expenses, provisions for losses and income tax expense. Prior to the Reorganization, certain expenses, not specifically identifiable to any particular division of AMC, were allocated to AMC's various divisions, including the Wholesale Division. These allocations were prepared by AMC and according to AMC, were based on a variety of factors which took into consideration loan origination volume, employee headcount, and historical ratios of direct expenses incurred by the divisions to total direct expenses. No assurance can be provided that future expenses incurred by the Company, as an independent entity, will be comparable to the historical levels allocated by AMC to the Wholesale Division. The following table reports general and administrative expenses for the periods presented:

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES


                                                FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                             --------------------------    --------------------------
                                                1997           1996            1997          1996
                                             -----------    -----------    -----------    -----------
Compensation expense                         $ 8,957,000    $ 4,236,000    $21,941,000    $12,242,000
Premises and equipment expenses                1,020,000      1,228,000      2,625,000      2,475,000
Other general and administrative expenses      2,024,000      1,295,000      4,389,000      2,998,000
                                             -----------    -----------    -----------    -----------
Total direct expenses                         12,001,000      6,759,000     28,955,000     17,715,000
Allocated expenses from AMC                           --      2,269,000      2,294,000      6,368,000
                                             -----------    -----------    -----------    -----------
Total general and administrative             $12,001,000    $ 9,028,000    $31,249,000    $24,083,000
                                             ===========    ===========    ===========    ===========

         Compensation expense increased 111.4% or $4.7 million during the three months ended September 30, 1997, as compared to the same period of 1996. The increased level of compensation expense represents 90.1% of the total increase in direct general and administrative expenses between the three months ended September 30, 1997 and 1996. During the nine months ended September 30, 1997, compensation expense increased 79.2% or $9.7 million, as compared to the same period of 1996, representing 86.3% of the total increase in direct general and administrative expenses between 1997 and 1996. The primary reason for such increase is growth in the number of employees resulting from the Company's expansion of its loan production capabilities. The number of employees totaled 497 at September 30, 1997, up from 299 at September 30, 1996. The increase in compensation expense is also attributable to increases in commissions paid to production employees. Both the growth in the employee base and the increased commissions are directly related to increased loan production during 1997 as compared to 1996. Although total general and administrative expenses increased during the three months and nine months ended September 30, 1997, as compared to the same periods in 1996, such expenses declined as a percentage of loan production: (i) to 2.69% for the three months ended September 30, 1997, as compared to 2.94% for the same period in 1996, and (ii) to 2.70% for the nine months ended September 30, 1997, as compared to 3.18% for the same period in 1996.

         Premises and equipment expenses decreased by $208,000 during the three months ended September 30, 1997, as compared to the same period in 1996, reflecting the accelerated depreciation, beginning in August 1996, of an internally developed software system to track divisional profitability that AMC determined would have no useful life after December 1996. During the nine months ended September 30, 1997, premises and equipment expenses increased by $150,000, as compared to the same period in 1996, reflecting an increase in occupancy costs related to growth in personnel forces to support the increased loan production as well as an increase in headquarter's space to support the Company as an independent entity since the Reorganization.

         Other general and administrative expenses increased by $729,000 or 56.3% and by $1.4 million or 46.4%, respectively, during the three months and nine months ended September 30, 1997, as compared to the same periods of 1996. The increase in other general and administrative expenses is primarily the result of increased infrastructure and indirect costs incurred in support of the Company's loan production. As more fully discussed in Note 6 to the Combined

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Financial Statements, since the Reorganization, the Company has entered into several agreements with AMC, pursuant to which AMC provides data processing, human resources and, through August 1997, mail room services to the Company. The Company has paid $422,000 to AMC for such services during the three months ended September 30, 1997 and $706,000 to AMC for such services since the Reorganization. The Company intends to develop an internal capacity for these functions in the near future and is currently evaluating various alternatives before committing its capital resources to these initiatives. Expenses as a percent of production may increase due to the development of independent capabilities to replace contracted services currently being provided by AMC. In addition, the Company provides certain services to AMC, as described in Note 6 to the Combined Financial Statements. The Company has received $165,000 from AMC for such services during the three months ended September 30, 1997 and $275,000 from AMC for such services since the Reorganization.

         Prior to the Reorganization, the Wholesale Division received an allocation of expenses from AMC, as detailed in Note 5 to the Combined Financial Statements. Subsequent to the Reorganization, the Company is no longer allocated such costs, but instead incurs all of its expenses directly. As such, there were no allocated expenses from AMC during the three months ended September 30, 1997, compared to allocated expenses from AMC totaling $2.3 million during the same period of 1996. During the nine months ended September 30, 1997, allocated expenses from AMC declined to $2.3 million from $6.4 million allocated during the same period in 1996.

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

         During the three months ended September 30, 1997, $500,000 was charged to provision for losses. As of September 30, 1997, loan delinquencies totaled $1.9 million or .31% of the total servicing portfolio, with $1.2 million or .19% delinquent 31 to 60 days and $0.7 million or .12% delinquent 61 to 90 days. There were no delinquencies greater than 90 days at September 30, 1997.

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

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         As discussed in Note 4 to the Combined Financial Statements, the amortization of the deferred tax asset has no impact on the Company's provision for income taxes, rather it reduces the amount of income taxes payable to the IRS. During the three months ended September 30, 1997, the Company recorded $600,000 of amortization related to the deferred tax asset.

FINANCIAL CONDITION

         The Reorganization was accounted for in a manner similar to a pooling of interests. Therefore, for financial reporting purposes, the Company recorded the assets transferred from AMC at their historical cost basis. The assets transferred from AMC to the Company included approximately $38.0 million in cash and $1.7 million in furniture, equipment and other fixed assets. The Company assumed certain liabilities relating to lease obligations associated with equipment and property acquired by the Company and accrued vacation and other employee benefit obligations associated with personnel transferred to the Company. The Company did not acquire or assume any of the rights or obligations relating to: (i) loans funded prior to the Reorganization, (ii) servicing rights related to loans funded prior to the Reorganization, or (iii) any other liability arising from operations of the Wholesale Division of AMC prior to the Reorganization.

         Additionally, the Company acquired a number of intangible assets at the time of the Reorganization. These intangible assets include: (i) the sole right to the Long Beach Mortgage name, (ii) the listing of independent mortgage brokers that had been developed by the Wholesale Division of AMC, (iii) the employees of the Wholesale Division, and (iv) other intangible assets. As discussed in Note 4 to the Combined Financial Statements, for federal income tax purposes, the transfer of assets at the time of the Reorganization was treated as a taxable sale of assets. Based upon the Offering of $6.50 per share, the excess of the tax basis of the Company's net assets over their book value was approximately $117.5 million, resulting in a gross deferred tax asset of $47.0 million. The Company recorded a net deferred asset of $36.0 million to take into account the potential that the IRS may disallow some portion of the resulting deduction. The Company is amortizing the deferred asset over a 15-year period. Such amortization will have no impact on the Company's reported net earnings, but will reduce the amount of taxable liability due to the IRS. The Company currently believes that it is probable that the Company will generate sufficient taxable income to realize the benefits associated with the net deferred tax asset through future tax deductions. However, if the Company determines that estimated future earnings are not sufficient to realize the deferred tax benefit, the Company will establish a valuation allowance for the impairment of the deferred tax assets, through a charge to the income tax provision, which will result in a reduction of net earnings.

         A substantial portion of the Company's cash and cash equivalents are maintained in an account with its warehouse lender. The Company earns interest on these funds at a yield that approximates the 30 day reserve adjusted London Inter-Bank Offered Rate ("LIBOR"). At September 30, 1997, cash and cash equivalents included $11.7 million in funds which were borrowed from its warehouse lender for the funding of loans. Such advances were not needed and were repaid to the warehouse lender the following day.

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         As discussed in more detail in Liquidity and Capital Resources, the Company's investment portfolio consists of high-quality, short-term securities. At September 30, 1997, the largest component of the Company's investment portfolio consisted of a money market mutual fund, which limits it holdings to government securities. These securities are available for sale, and their market value approximated their historical cost basis at September 30, 1997. Loans held for sale are valued at the lower of their historical cost basis or market value. At September 30, 1997, the market value of these loans exceeded their historical cost basis. Receivable from the sales of loans represents the proceeds from the sales of loans that have not been received by the Company from the purchaser.

LIQUIDITY AND CAPITAL RESOURCES

         Sources of cash flow include loan sales, net interest income and borrowings. Uses of cash include the funding of loan originations and purchases, repayment of borrowings and related interest expenses, operating and administrative expenses, income taxes and capital expenditures.

         The Company funds its operations through its cash reserves, loan sales, net earnings and a revolving warehouse credit facility under which it borrows money to finance the origination and purchase of loans. Additionally, the Company may utilize its cash reserves to fund its loan production in order to maximize the return on its excess liquidity. The Company repays borrowings with the proceeds of its loan sales. During the nine months ended September 30, 1997, the Company used cash in the amount of $1.2 billion for new loan originations and purchases; during the three months ended September 30, 1997, cash in the amount of $445.8 million was used for new loan originations and purchases. The Company received cash proceeds from the sale of loans in the amount of $1.2 billion for the nine months ended September 30, 1997; cash proceeds from the sale of loans in the amount of $465.5 million were received by the Company during the three months ended September 30, 1997. In addition, the Company received cash proceeds from the premiums on such loan sales of $67.2 million and $28.2 million, respectively, during the nine months and three months ended September 30, 1997.

         Prior to the Reorganization, the Wholesale Division funded loans by borrowing under AMC's revolving warehouse credit facility. Since the date of the Reorganization, the Company has in place a $200.0 million warehouse financing facility provided by a syndicate of banks led by Texas Commerce Bank National Association which expires on March 31, 1999, unless earlier terminated or extended in accordance with its terms. The Company was in compliance with all of its covenants surrounding its warehouse financing at September 30, 1997. The weighted-average interest rate on the warehouse line was 7.11% at September 30, 1997.

         Subsequent to the Reorganization, the Company adopted an investment program for its available liquidity. The objectives of this program are to preserve the capital of the Company while maintaining flexibility for strategic opportunities. The Company's investment strategy seeks to maximize its returns within the policy's objectives. The weighted-average yield on the Company's investment portfolio at September 30, 1997 was 5.62%.

         The Company's desire to retain its flexibility, with respect to its available liquidity, is due, in part, to certain of the Company's strategic

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

plans for the future. The Company is evaluating various strategies for developing a retail loan production operation as well as a loan servicing operation. An internal computer data center is currently in process and is scheduled for completion in December 1997. Additionally, new regional processing centers will be established to support the Company's capacity for increased wholesale loan production. Each of these strategies will require substantial capital investment at the time of implementation.

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

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. Under SFAS 128, the Company will be required to disclose basic earnings per share ("EPS") and diluted EPS for all periods for which income is presented, which will replace disclosure currently being made for primary EPS and fully-diluted EPS. SFAS No. 128 requires adoption for fiscal periods ending after December 15, 1997. The Company will adopt the provisions of SFAS No. 128 within the 1997 year-end consolidated financial statements. EPS, as computed under SFAS No. 128, is not materially different than EPS presented in the Combined Statement of Operations for the three months and nine months ended September 30, 1997 and 1996.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other items reported in a financial statement. The adoption of SFAS No. 130 will not have a material impact on the Company's financial statements.

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for annual and interim periods beginning after December 15, 1997. This statement established standards for the method in which public entities report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographical areas, and major customers. The adoption of SFAS No. 131 will not have a material impact on the Company's financial statements.

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

ITEM 5.  OTHER INFORMATION
         Not Applicable.

                        LONG BEACH FINANCIAL CORPORATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits


Exhibit
Number     Description
------     -----------
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

*10.10     Employment Agreement, between Long Beach Financial Corporation,
           Ameriquest Mortgage Corporation and James H. Leonetti

*10.11     Employment Agreement, between Long Beach Financial Corporation,
           Ameriquest Mortgage Corporation and James J. Sullivan

*10.12     Department of Justice Settlement Agreement

*10.13     Employment Agreement, between Long Beach Financial Corporation, Long
           Beach Mortgage Company and William K. Komperda.

 10.14     Form of Amendment to Employment Agreement, among Long Beach Financial
           Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh, Edward
           Resendez, Frank J. Curry, James H. Leonetti, and James J. Sullivan.

 27        Financial Data Schedule

--------------
*Previously filed.

            (b)            Reports on Form 8-K
                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized, in the City of Orange, State of California.

LONG BEACH FINANCIAL CORPORATION
(Registrant)


By: /s/ M. JACK MAYESH                                        November 12, 1997
    --------------------------------                          -----------------
        M. Jack Mayesh                                              Date
        Chairman and Chief Executive
        Officer


By: /s/ JAMES H. LEONETTI                                     November 12, 1997
    -----------------------------                             -----------------
        James H. Leonetti                                           Date
        Senior Vice President and
        Chief Financial Officer

                                 EXHIBITS INDEX

                                                                                                           Sequentially
            Exhibit                                                                                          Numbered
            Number         Description                                                                        Page
            -------        -----------                                                                     ------------
             *3.1          Amended and Restated Certificate of Incorporation of Long Beach
                           Financial Corporation
             *3.2          Bylaws of Long Beach Financial Corporation
             *4.1          Specimen of the Common Stock of Long Beach Financial Corporation
            *10.1          Administrative Services Agreement among Long Beach Mortgage
                           Company, Long Beach Financial Corporation and Ameriquest
                           Mortgage Corporation
            *10.2          Form of Master Sub-Servicing Agreement, between Long Beach Mortgage
                           Company and Ameriquest Mortgage Corporation
            *10.3          4/97 Senior Secured Credit Agreement, among Ameriquest Mortgage
                           Corporation and Texas Commerce Bank National Association, as Lender
                           and Agent
            *10.4          Form of Director/Officer Indemnification Agreement
            *10.5          Contribution Agreement, between Ameriquest Capital Corporation,
                           Long Beach Mortgage Company, Long Beach Financial Corporation and
                           Ameriquest Mortgage Corporation
            *10.6          1997 Stock Incentive Plan
            *10.7          Employment Agreement, between Long Beach Financial Corporation,
                           Ameriquest Mortgage Corporation and M. Jack Mayesh
            *10.8          Employment Agreement, between Long Beach Financial Corporation,
                           Ameriquest Mortgage Corporation and Edward Resendez
            *10.9          Employment Agreement, between Long Beach Financial Corporation,
                           Ameriquest Mortgage Corporation and Frank J. Curry
            *10.10         Employment Agreement, between Long Beach Financial Corporation,
                           Ameriquest Mortgage Corporation and James H. Leonetti
            *10.11         Employment Agreement, between Long Beach Financial Corporation,
                           Ameriquest Mortgage Corporation and James J. Sullivan
            *10.12         Department of Justice Settlement Agreement
            *10.13         Employment Agreement, between Long Beach Financial Corporation,
                           Long Beach Mortgage Company and William K. Komperda.
             10.14         Form of Amendment to Employment Agreement, among Long Beach Financial
                           Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh,
                           Edward Resendez, Frank J. Curry, James H. Leonetti, and James J. Sullivan.
             27            Financial Data Schedule

---------------
*Previously filed.