Form 10-K
period 1997-12-31
LONG BEACH FINANCIAL CORP
filed 1998-03-30
CIK 1034011

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

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

         1100 TOWN & COUNTRY ROAD, SUITE 1650, ORANGE, CALIFORNIA 92868
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (714) 835-5743
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
       COMMON STOCK, PAR VALUE $0.001                     NASDAQ NATIONAL MARKET
       PREFERRED STOCK PURCHASE RIGHTS                    NASDAQ NATIONAL MARKET

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     The aggregate market value of the voting stock held by non-affiliates of Registrant, as of March 15, 1998, was $321,667,000, based upon the closing price of Registrant's Common Stock on that date. For purposes of this disclosure, shares of common stock held by directors and executive officers of Registrant are assumed to be "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

     As of March 15, 1998, Registrant had outstanding 24,407,318 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement relating to its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
================================================================================

                        LONG BEACH FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                  TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   21
Item 3.   Legal Proceedings...........................................   21
Item 4.   Submission of Matters to a Vote of Security Holders.........   22

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   22
Item 6.   Selected Financial Data.....................................   23
Item 7.   Management's Discussion and Analysis of Financial Condition,
          Results of Operations, Liquidity and Capital Resources......   24
Item 8.   Financial Statements and Supplementary Data.................   34
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   34

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   34
Item 11.  Executive Compensation......................................   34
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   34
Item 13.  Certain Relationships and Related Transactions..............   34

                                  PART IV
Item 14.  Financial Statement Schedules, Exhibits, and Reports of Form
          8-K.........................................................   35

                        LONG BEACH FINANCIAL CORPORATION

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Long Beach Financial Corporation ("LBFC"), through its subsidiary, Long Beach Mortgage Company (collectively, the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling subprime residential mortgage loans secured by one-to-four family residences. The Company's core borrower base consists of individuals who do not qualify for traditional "A" credit because their credit histories, debt to income ratios or other factors cause them not to conform to standard agency lending criteria. The Company's primary operating strategy is to originate, purchase and sell loans on a basis that exposes the Company to less default and prepayment risk than is normally inherent in a mortgage lender's business. A key element in this strategy is the Company's sales of its loans for cash to institutional purchasers at a premium above the outstanding principal balance of the loans. As a result, the Company has historically generated positive cash flow and substantially reduced the risk of holding residual interests in the loans sold by the Company.

     The Company sources loans through approximately 10,000 independent mortgage loan brokers approved by the Company and located in 48 states. The large number of brokers reflects the Company's strategy of utilizing a large and diverse group of small brokers to avoid becoming dependent on a few primary producers. In 1997, the Company's single largest wholesale producing broker was responsible for less than 1% of the Company's wholesale originations during the year. The Company maintains a close working relationship with brokers through its sales force of approximately 232 account executives located in 66 offices. Having account executives geographically close to the independent brokers enables the Company to deliver a high level of customer service to the brokers with whom the Company does business. The primary elements of the Company's customer service are actively assisting the broker in identifying the appropriate product for the borrower, applying lending criteria in a consistent manner, promptly processing loan applications and providing any other assistance that the broker may require to complete the loan transaction. A high level of customer service, together with the account executive's processing team's knowledge of the local market and the Company's products, is a key part of the Company's origination strategy.

     As a result, the Company has experienced significant growth in loan originations, with approximately $1.7 billion of originations in 48 states during calendar 1997 compared to approximately $1.1 billion in 43 states during calendar 1996 and approximately $592.5 million in 35 states during calendar 1995. This growth in originations has resulted in the Company's net earnings increasing to $24.6 million in 1997 compared to net earnings of $9.4 million and $5.8 million in 1996 and 1995, respectively. See Corporate History for further information regarding the Company's net earnings in 1997.

     The Company follows a strategy of selling substantially all of its loan originations in the secondary market through loan sales in which the Company disposes of its entire economic interest in the loan (except for the related servicing rights, which it has generally retained) for a cash price that represents a premium over the principal balance of the loans sold. This strategy, as opposed to selling or securitizing loans in a transaction in which a residual interest is retained in future payments on the loans, provides the Company with certain benefits. The Company receives cash revenue, thereby avoiding the risk of having to adjust revenue in future periods should there be lower realization on the residual interest because actual prepayments or defaults exceeded the levels assumed at the time of securitization. By not retaining a residual interest, the Company reduces its exposure to the default risk (other than certain first payment defaults) and prepayment risk that are normally inherent in a mortgage lender's business. The Company is required, however, to make certain representations and warranties to the buyer regarding such loans and could be required to repurchase or substitute loans in the event of a breach of those representations and warranties. Cash from loan sales is used by the Company to repay borrowings previously made under its warehouse financing facility to fund the loans sold. These loan sales have been an important factor in generating the Company's historic earnings and creating consistent positive cash flow to further its operations.

  Growth Strategy

     The Company actively originated loans during 1997 in 139 of the approximately 330 metropolitan statistical areas ("MSAs") in the United States having populations in excess of 100,000 as compared to loan originations in 112 of these MSAs during 1996. The Company seeks to profitably expand its broker-sourced business through increased penetration in its existing markets and expansion into new geographic markets. Elements in achieving these objectives include the following: (i) expanding the account executive network to reach new brokers; (ii) increasing coordination between the Company's centralized marketing efforts and the account executives in the field; (iii) developing and implementing electronic broker support systems (including electronic loan application submission and risk classification through the Company's wide-area network); and (iv) expanding the automation of the underwriting process in order to increase the number of loan applications processed by each underwriter in a given day.

     Another important step in this expansion is the commencement during the fourth quarter of 1997 of direct-sourced loan origination activities (i.e., where the lender deals directly with the borrower rather than indirectly through an independent broker), which provides the Company with an additional origination channel for its products. In connection with the opening of its first retail center in Orange County, California, the Company has recruited and deployed management and staff for the operation, has tested its direct marketing methodologies and systems, and has obtained or has taken steps to obtain licenses in over 30 states. The Company has scheduled the opening of two additional retail origination centers in the first half of 1998. The retail loan operations will be conducted under the name "Financing USA" and will offer the same products as those of the broker-sourced operations and will be sourced primarily through technology-based, direct mail and electronic media marketing, rather than on a network of branch sales offices. This strategy will enable the Company to commence these operations more rapidly and with less overhead than a direct-sourced loan business that operates through a branch sales office network.

  Corporate History

     The Company's broker-sourced mortgage business was begun in 1988 by Long Beach Savings and Loan Association (later known as Long Beach Bank, F.S.B.). In order to gain greater operating flexibility and improve its ability to compete against other financial services companies, Long Beach Bank, F.S.B. voluntarily surrendered its federal thrift charter in October 1994 and transferred the broker-sourced business, along with its direct-sourced business and loan servicing operations, to "Long Beach Mortgage Company."

     LBFC was incorporated in January 1997. At the time of incorporation, LBFC was a wholly-owned subsidiary of a company now known as Ameriquest Mortgage Company ("AMC"). AMC conducted its mortgage lending business through four divisions: (i) the direct-sourced lending division, (ii) the broker-sourced lending division, (iii) the automobile loan lending division, and (iv) the loan servicing division. LBFC was formed to facilitate the public sale of AMC's broker-sourced lending division. All references to the "Wholesale Division" herein shall be deemed to include the operations of the broker-sourced lending division of AMC prior to the Reorganization (defined below).

     On April 28, 1997, LBFC's Registration Statement (No. 333-22013) on Form S-1 under the Securities Act of 1933, as amended (the "Registration Statement"), relating to the initial public offering of its common stock was declared effective. The initial public offering of 22,504,000 shares of common stock closed at a price of $6.50 per share on May 2, 1997. On May 14, 1997, the underwriters, Friedman, Billings, Ramsey and Co., Inc. ("FBR"), purchased an additional 2,496,000 shares of common stock at a price of $6.50 per share following their exercise of the overallotment option, resulting in a total of 25,000,000 shares sold in the initial public offering (the "Offering") for a total aggregate price of $162.5 million.

     On May 2, 1997, immediately prior to the closing of the initial public sale of LBFC's common stock, AMC reorganized its business operations (the "Reorganization") by transferring certain assets (including furniture, leasehold improvements and equipment) and personnel relating to the broker-sourced lending and the loan sales divisions and approximately $40.0 million in cash (less approximately $2.0 million in related expenses) to the Company in exchange for 24,999,999 shares of common stock. The assets transferred to the Company included loans in process as of May 2, 1997, but did not include loans funded or servicing rights with respect to loans funded prior to May 2, 1997. The rights to loans which were originated by the Wholesale Division but remained unsold at May 2, 1997 were retained by AMC (the "Retained Loans"). The costs relating to the production of these loans were incurred and recorded by the Wholesale Division and are included in the Company's consolidated results of operations for 1997. These loans are included in loan production amounts reported for the Company for the year ended December 31, 1997. Subsequent to the Reorganization, the Company purchased the Retained Loans from AMC at the same price and at the same time that the Company sold these loans to independent, third-party purchasers. Because the gain from the sale of the Retained Loans was recorded after the Reorganization, and because the Company's stockholders did not receive any of the benefit of this gain, the Company did not include the gain from the sale of the Retained Loans as part of the Company's net earnings in 1997. The principal amount of the Retained Loans was approximately $33.8 million and the after-tax gain from the sale of these loans was approximately $807,000. The gains from the sale of the Retained Loans are not reflected either as income from the Wholesale Division of AMC or as income from the Company.

     Additionally, as part of the Reorganization, the Company acquired the going-concern value of the existing and established approved customer base of independent brokers and the sole right to the "Long Beach Mortgage Company" name. The Company did not assume any liabilities of AMC other than certain liabilities associated with equipment and property leases acquired by the Company and accrued vacation and other employee benefits for personnel transferred to the Company. The Reorganization has been accounted for in a manner similar to a pooling of interests; therefore, the historical cost basis of the assets and liabilities transferred to the Company was carried over from the Wholesale Division.

     The transfer of the assets and personnel described above by AMC to the Company was treated for federal income tax purposes as a taxable sale of assets. As a result, the tax basis of the assets transferred from AMC to the Company in the Reorganization was increased to their fair market value (determined by reference to the initial public offering price.) In general, Section 197 of the Internal Revenue Code allows for the amortization over a 15-year period of intangible assets (including goodwill and going concern value) acquired in a transaction such as the Reorganization. The so-called "anti-churning rules set forth in Section 197(f)(9) of the Internal Revenue Code, however, prohibit the amortization of goodwill, going concern value and intangible assets, the useful lives of which cannot be determined with reasonable accuracy where such assets are transferred between related parties and the transferor held or used such intangible assets at any time on or after July 25, 1991, and on or before August 10, 1993.

     The Company believes that the anti-churning rules should not apply to any intangible assets (whether goodwill, going concern value or otherwise) transferred from AMC to the Company in the Reorganization. Because the IRS could assert that the anti-churning rules apply to the Reorganization, the Company will limit the value of the deferred tax asset that is recorded, solely for financial accounting and reporting purposes, to the amount that would be recorded assuming the application of the anti-churning rules. The Company, using an independent third party, has appraised the value of certain intangible assets transferred in the Reorganization that are of a type not subject to the anti-churning rules -- i.e., assets that can be valued and to which the Company can reasonably ascertain useful lives ("Amortizable Intangibles"). Based in part upon such valuation, the Company recorded a $36.0 million net deferred tax asset solely for financial accounting and reporting purposes. No assurance can be given, however, that the IRS will not challenge the value of the Amortizable Intangibles. If such a challenge were successful, the Company may be prevented from realizing all or a portion of the future tax benefits reflected by the net deferred tax asset. Any adjustment to the net deferred tax asset, arising from IRS challenge or other ruling concerning the deductibility of the deferred tax asset or the valuation of the Amortizable Intangibles, will be charged or credited to additional paid in capital and will have no impact on earnings.

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

     As part of the Reorganization, the Company and AMC entered into several agreements which include: (i) two administrative services agreements, (ii) a loan sub-servicing agreement and (iii) a contribution agreement. Under the first administrative services agreement, AMC agreed to provide various services to the Company, including certain employee benefits administration services, information services and data processing functions. The agreement had a one-year term from the effective date of the Reorganization unless earlier terminated by the Company upon 30 days written notice. In February 1998, the Company terminated the administrative services agreement, effective March 1, 1998.

     Under an additional administrative services agreement, the Company agreed to assist AMC in selling the mortgage loans originated by AMC and to provide investor coordination and information for the existing loan portfolio as well as new loan originations. The agreement had a one-year term from the effective date of the Reorganization, unless earlier terminated by AMC upon 30 days written notice. In February 1998, AMC terminated the second administrative service agreement, effective March 1, 1998.

     Under the loan sub-servicing agreement, AMC agreed, for a three-year period, to sub-service mortgage loans originated or purchased by the Company after the Reorganization. Sub-servicing activities include collecting and remitting loan payments, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions. The agreement provides that either party has the right to terminate the agreement effective at any time after November 2, 1998, upon six months prior written notice to the other party. The Company has agreed to pay AMC a 45 basis points annual servicing fee on the declining principal balance of each loan sub-serviced.

     Under the contribution agreement, AMC agreed to indemnify and hold the Company harmless from any tax liability attributable to periods ending on or before the Reorganization. For periods ending after the Reorganization, the Company will pay its tax liability directly to the appropriate taxing authorities.

     The agreements between the Company and AMC were developed in the context of a related party relationship and, therefore, may not necessarily reflect the same business terms as might have been obtained in arm's length negotiations between independent parties.

LOAN ORIGINATION AND PURCHASING

     The Company originates loans through Company approved independent mortgage loan brokers and, to a lesser extent, purchases loans from other mortgage banking companies. The following table shows certain combined data regarding the Company's loan originations and purchases for the periods indicated:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     1997          1996         1995
                                                  ----------    ----------    --------
                                                         (DOLLARS IN THOUSANDS)
Aggregate principal balance.....................  $1,685,742    $1,058,122    $592,542
Number of loans.................................      14,892        10,041       6,008
Average principal balance per loan..............  $      113    $      105    $     99
Combined weighted average loan-to-value(1)(3)...        75.1%         75.0%       72.2%
Weighted average fixed interest rate(3).........        10.2%         10.5%       11.3%
Weighted average six-month adjustable interest
  rate(3).......................................         9.0%          9.6%       10.4%
Weighted average fixed/adjustable interest
  rate(3).......................................         9.7%         10.0%       11.3%
"A-" and "B+" loans as a percentage of total
  loans(2)(3)...................................        71.6%         69.2%       55.0%

---------------
(1) Determined by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgaged property at origination.

(2) Based on original principal balance.

(3) For 1996 and 1995, amounts were calculated based on raw data from the loan origination system which did not consider timing differences between the time various loans actually funded and the date such loans were uploaded into the Company's system. Although these amounts differ from the "true" origination and purchase amounts recorded in 1996 and 1995, the calculated amounts above are not materially affected by such differences.

     Substantially all loans originated or purchased by the Company are secured by a first priority mortgage on the subject property.

  Geographic Markets

     The approximately 10,000 approved independent mortgage loan brokers with whom the Company has a relationship are located in 48 states. The following table shows geographic distribution of (i) the aggregate principal balance of loan originations and purchases for the periods shown, and (ii) Company-approved independent mortgage loan brokers for the year ended December 31, 1997:

                                           LOAN ORIGINATIONS          INDEPENDENT
                                        YEAR ENDED DECEMBER 31,    MORTGAGE BROKERS
                                        ------------------------   -----------------
                                         1997     1996     1995    DECEMBER 31, 1997
                                        ------   ------   ------   -----------------
States(1)(3):
California............................   34.4%    37.1%    43.1%         4,406
Colorado..............................    8.4      7.3      2.9            494
Michigan..............................    6.0      3.7      3.9            184
Oregon................................    5.3      4.3      4.0            214
Florida...............................    5.1      3.5      1.5            714
Illinois..............................    4.1      6.2      8.7            344
Utah..................................    3.8      5.1      6.6            216
Texas.................................    3.7      3.8      1.5            663
Washington............................    2.7      3.7      5.3            340
All other States(2)...................   26.5     25.3     22.5          2,872
                                        -----    -----    -----         ------
          Total.......................  100.0%   100.0%   100.0%        10,447
                                        =====    =====    =====         ======

                                         (Footnotes continued on following page)

---------------
(1) States are listed in order of percentage of loan originations and purchases for the year ended December 31, 1997.

(2) For the year ended December 31, 1997, loan originations and purchases in each state were less than 2.8% of total originations and purchases for the year.

(3) For 1996 and 1995, amounts were calculated based on raw data from the loan origination system which did not consider timing differences between the time various loans actually funded and the date such loans were uploaded into the Company's system. Although these amounts differ from the "true" origination and purchase amounts recorded in 1996 and 1995, the calculated amounts above are not materially affected by such differences.

     The Company currently originates loans in 139 of the approximately 330 MSAs in the United States having populations in excess of 100,000, as compared to loan originations in 112 of these MSAs in 1996. Another 12 MSAs were identified as expansion opportunities for 1997 and the Company expected to add approximately 110 new account executives during the year in order to more effectively enter these new markets as well as further penetrate the Company's existing markets.

     The Company's geographic markets are divided into 17 regions plus one correspondent lending region. Each team is headed up by a regional manager and includes dedicated account executives, underwriters, appraisers and other production personnel so that the team can originate and produce loans in that region. The 18 teams are deployed into 7 Regional Processing Centers. When a Regional Processing Center is first established, the team is physically located at the Company's headquarters. Once the Company determines that the level of current and projected business from a region warrants the deployment of the Regional Processing Center, the Company moves a Processing Center in or near the region and relocates the relevant regional teams to the new center. These centers enable the Company to more effectively anticipate and respond to broker and borrower needs in each region. The concept also appeals to independent brokers who may be reluctant to deal with a larger, more remote lender. Each regional team is connected to senior management and the corporate headquarters by a wide area network that enables management to monitor the quality of all regional functions on a real time basis. The Company intends to establish four additional Regional Processing Centers in 1998.

  Products and Marketing

     The Company offers both fixed rate and adjustable rate loans. The adjustable rate loans begin with an interest rate that is initially fixed for a period of time after which the interest rate converts to an adjustable rate. The Company's borrowers, who use the loans primarily to consolidate other debt or purchase homes, fall into four subprime risk classifications, and products are available at different interest rates and with different origination and application points and fees depending on the particular borrower's risk classification. The Company's adjustable rate loans primarily consist of (i) loans that bear a fixed interest rate for the first two years that convert to an adjustable rate thereafter ("fixed/adjustable rate loans") and (ii) loans that bear a fixed interest rate for the first six months that convert to an adjustable rate thereafter ("six-month adjustable rate loans"). The Company has established interest rate caps for its adjustable rate loans which limit changes in the interest rate on such loans to 1% during any six month period.

     The following table presents the Company's loan production by product type for the periods indicated (dollars in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Fixed rate loans....................................  $  428,793    $  392,251
Fixed/adjustable rate loans.........................     756,853        97,962
Six-month adjustable rate loans.....................     500,096       567,909
                                                      ----------    ----------
          Total loan production.....................  $1,685,742    $1,058,122
                                                      ==========    ==========

     Many of the Company's borrowers utilize funds from loans to pay-off existing debts. During 1997, approximately 65% of the Company's loan production was made for the purpose of providing funds for refinancing, and in approximately 63% of these refinancings, the respective borrowers received cash to pay-off other debts.

     While the Company's core loan products allow for maximum loan amounts of up to $500,000 with a loan-to-value ratio of up to 85%, actual core product originations in 1997 had an average loan amount of $113,000 with an average loan-to-value ratio of 75%. The Company also offers a "jumbo" product allowing balances of up to $1,000,000 with lower loan-to-value ratios than the core products, and products that permit a loan-to-value ratio of up to 90% for selected borrowers with a risk classification of "A-."

     The Company's primary means of marketing its products is direct contact between its account executives and the independent mortgage loan brokers. Each account executive is responsible for maintaining and expanding existing broker relationships through "cold calls" and following up on inquiries made by brokers to a toll-free number.

     A key element in developing, maintaining and expanding its independent mortgage loan broker relationships is to provide the highest possible level of product knowledge and customer service to its brokers. Each account executive receives comprehensive training prior to being assigned to a territory. In most cases, training includes experience in the loan processing department so that the account executive will be familiar with all phases of loan origination and production. This training enables the account executive to quickly review a loan application in order to identify the borrower's probable risk classification and then assist the broker in identifying the appropriate product for the borrower, thereby enhancing the likelihood that the loan will be approved at the rate and on the terms anticipated by the broker. After a loan package is submitted to the Company, the account executive provides assistance to the broker throughout the process to complete the loan transaction. The account executive does not have approval authority on the transaction. Account executives are compensated based on the number and the dollar volume of loans funded.

     The marketing department designs and produces the Company's marketing materials in-house. Marketing materials are delivered through the account executives as well as through regional and national advertising outlets, daily faxing, fax-on-demand, direct mail and the Company's recently established interactive internet website. The Company has a presence at and sponsors most national industry conventions and trade shows, as well as most state and regional industry conventions and trade shows in states where the Company has an operating location. The Company conducts free seminars at its operating locations designed to target new and existing independent brokers.

  Technology

     The Company utilizes computer technology to maximize its loan originations. Most of the account executives are linked to the Company's computer systems by a wide area network. Through this network, an account executive receives daily status reports regarding pending loans so that he or she can direct efforts to those cases that require attention to complete the processing. Certain account executives, who are not on the network, receive the same data by daily fax communication. The Company has an established internet website through which brokers can access information about the Company and its products. Brokers also can use the website to submit requests for loan prequalification. The website address is http://www.lbmcwholesale.com.

     The Company makes extensive use of computer technology in its underwriting process. Each loan application file is computerized so that it can be accessed immediately by the appropriate persons, thereby eliminating delay that would be caused by not having physical access to the file. The system also reduces the time required for an underwriter to make certain essential calculations by enabling the underwriter to input specified raw data after which the computer will automatically make such calculations.

     The Company regularly reviews its computer capabilities in order to better utilize and expand those capabilities. The Company also expanded the automation of its underwriting process in order to increase the number of loan applications processed by each underwriter in a given day.

  Correspondent Loan Purchasing

     The Company augments its loan production by purchasing loans on a correspondent basis from smaller mortgage companies and commercial banks after such loans have been funded by the originator. The Company typically purchases the servicing rights to the loans as well. Purchasing loans from such originators is attractive because the Company is able to acquire a pool of loans in a single transaction on a cost-efficient basis. The cost efficiency is due to the Company not having to incur origination and processing costs with respect to the loans it purchases from an established originator such as a bank or smaller mortgage company.

     When it first begins buying loans from an originator, the Company works closely with the originator's personnel to familiarize them with the process necessary to produce loans that the Company is willing to purchase. This ensures that the Company will be able to include these loans in its loan sales. In this initial phase with a new originator, the Company processes the loan applications as if they were the Company's own originations. Once the Company is comfortable that the originator has developed the capability to originate and process loans that comply with the Company's guidelines, the Company's active involvement in the processing of the originator's loans is reduced. At this point, the Company simply reviews loans submitted by the originator prior to accepting them, confirming compliance with the Company's underwriting guidelines and documentation standards. From this point on, the Company begins to recognize the increased cost efficiency of purchasing loans.

     When the Company purchases loans, it receives representations and warranties and first payment default and fraud protections from the originators that are similar to those that the Company provides to its loan purchasers.

     The loan purchase program accounted for approximately 9.0% of the Company's total loan volume by principal amount during 1997, compared to 3.1% and 0.9% in 1996 and 1995, respectively. Such increase is due to the expansion of the loan purchase program which was accomplished through better integration of the loan purchasing process into the Company's regional team structure.

  Direct-Sourced Loan Operations

     During the fourth quarter of 1997, the Company established a retail loan origination channel. In connection with the opening of its first retail center in Orange County, California, the Company has recruited and deployed management and staff for the operation during the quarter, has tested its direct marketing methodologies and systems, and has obtained or has taken steps to obtain licenses in over 30 states. The Company has scheduled the opening of two additional retail origination centers in 1998. The Company expects that the net gain on sales of direct-sourced loans will be greater than the gain on sales of broker-sourced loans because, unlike in the case of broker-sourced originations, a third party does not share in the fees and points paid by the borrower, and because the Company typically pays the originating broker a premium of the loan balance.

     Direct-sourced loan operations will offer the same products as those of the broker-sourced operations and are sourced primarily through technology-based marketing, relying to a great extent on telemarketing (direct mail and electronic media advertising) rather than a network of branch sales offices. This enables the Company to commence these operations more rapidly and with less overhead than a direct-sourced loan business that operates through a branch office network. The Company's senior management is experienced in both direct-sourced and broker-sourced loan originations, since several of the senior executives were involved in creating the direct-sourced lending operations of AMC prior to the Reorganization. The Company filled a portion of the staffing needs of the direct-sourced loan operations with experienced personnel previously working in the broker-sourced loan operations.

  Underwriting

     The Company trains its account executives and underwriters to evaluate loan application and supporting documentation (a "loan package") against the Company's underwriting guidelines. The Company utilizes experienced underwriters who have been provided comprehensive training. Underwriters are educated regarding the Company's underwriting guidelines and the implementation of the Company's underwriting procedures. The Company's training program enables its underwriters to review and evaluate loan packages while understanding and adhering to the Company's underwriting guidelines. The Company's underwriters are required to have one or more years of subprime underwriting experience gained from either a finance company or other subprime lender. Underwriting experience may be substituted with one or more years experience acquired by performing other Company subprime lending functions prior to entering into the Company's underwriter training program.

     The Company's underwriting guidelines are primarily intended to evaluate the applicant's credit profile, repayment ability, and the value and adequacy of the property offered as mortgage collateral. Loan applications meeting the Company's core product guidelines may be approved by regional service managers, who are required to have a minimum of five years subprime underwriting lending experience. On occasion, with the approval of a regional service manager and a divisional service manager or regional vice president, a prospective borrower not strictly adhering to the Company's underwriting guidelines may be granted an underwriting exception. Divisional service managers and regional vice presidents are required to have a minimum of seven years subprime lending experience. Underwriting exceptions are granted based upon compensating factors which may include, but are not limited to, good credit history (mortgage and/or consumer), low debt-to-income and loan-to-value ratios, stable employment and residency at the borrower's current address.

     All of the wholesale loans originated by the Company are based on loan packages submitted through mortgage brokers directly or through Company account executives, directly from a borrower or purchased from a Company-approved originator. Loan packages submitted through mortgage brokers are required to include information relevant to credit, the property offered as collateral and any additional related facts for underwriting purposes. This information is compiled by the submitting broker and submitted to the Company for underwriting approval and funding authorization. The mortgage broker receives a portion of the loan origination fee charged to the borrower at the time the loan is funded.

     The Company reviews loan packages submitted by originators prior to accepting them to confirm each complies with the Company's underwriting guidelines and documentation standards. The Company's underwriting procedures comply with applicable state and federal laws and regulations. Each prospective borrower is required to complete a loan application which includes information related to the borrower's liabilities, assets, income, employment history and other relevant personal information. When the loan package is received, it is entered into the Company's underwriting system. The underwriters from the appropriate regional team, including those reviewing loans submitted for purchase, typically re-verify the borrower's information for compliance with the Company's underwriting guidelines. Information re-verified includes: (i) sources of income, (ii) credit history, (iii) debt-to-income ratios, (iv) sources of down payment funds, and (v) value of the property offered as collateral.

     The prospective applicant generally provides to the Company or the originator of a purchased loan, a letter explaining all late payments on mortgage, consumer installment and revolving debt with local and national merchants and lenders, records of defaults, bankruptcies, repossessions, suits and judgments. Prior to funding a loan and as a function of its quality control system, the Company re-verifies the information that has been provided by the submitting mortgage broker. Additionally, the Company performs a random post funding audit on 5% of all originations that re-evaluates all of the factors previously identified.

     The Company utilizes three different income documentation programs to which prospective borrower's income is evaluated and determined for underwriting purposes. Each imposes specific documentation requirements and standards. The full income documentation program may include and be based on W-2's, tax returns, verifications of employment and current paycheck stubs. Alternatively, a less rigorous documentation standard is the limited documentation program where income may be determined and based on cash flow over an extended period based on bank statements. The third source is the stated income program in which the borrowers provide the Company with their source and amount of monthly earnings. The stated amount is then assessed to determine whether or not it is reasonable as it relates to the occupation and source. Additionally, employment of the applicant is verbally re-verified.

     The Company's guidelines are less stringent with respect to the borrower's credit and repayment ability than the standards generally acceptable to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). However, in those cases, the Company's loan-to-value ratio requirements are more stringent than those of the agencies. Borrowers who qualify under the Company's guidelines generally have payment histories which would not satisfy FNMA and FHLMC underwriting guidelines. Their credit reports may exhibit major derogatory credit items, such as outstanding judgments or previous bankruptcies.

     The Company has formed risk classifications with respect to each prospective borrower's credit profile and ability to repay. The Company's guidelines establish maximum permitted loan-to-value ratios for each loan type risk based upon these and other factors. These classifications are indications of the likelihood of the borrower satisfying the repayment condition of the mortgage loan. Each prospective borrower is identified by one of five letter ratings ("A-", "B", "B-", "C", and "D"). Other factors that are evaluated during the underwriting process and affect the final lending decision are the property value and type, loan-to-value ratio, loan amount, and subject property's occupancy status.

     Mortgaged properties that are offered as security for underwriting purposes are appraised by qualified independent appraisers. These appraisers are qualified and accepted by the Company's internal valuation staff or chief appraiser. The Company requires an appraisal of the mortgage property offered as collateral that conforms to agency standards. Every appraisal includes a market data analysis based on recent sales in the market area of the offered property of comparable homes. Where deemed appropriate, replacement cost analysis based on current cost of constructing a similar home is provided.

     An appraisal review is conducted on each appraisal submitted. These reviews may be performed by a Company trained underwriter, a Company valuation manager, or a Company approved independent appraiser. Additionally, depending upon the original principal balance or the loan-to-value ratio of the mortgaged property, a drive-by review appraisal may be performed. Properties that are identified to be in below average condition and have below average marketability (including properties requiring major deferred maintenance) are considered unacceptable collateral for a Company's mortgage loan program.

     The Company strives to process each loan package in compliance with its underwriting guidelines as quickly as possible. Accordingly, most underwriting decisions are rendered in 24 to 48 hours, and approved packages are funded on average within 20 calendar days from submission date.

     Upon completion of the underwriting process and subsequent approval, the closing of the loan is scheduled with a Company approved closing attorney or agent. The closing attorney or agent is responsible for completing the loan closing in accordance with applicable law and the Company's operating procedures. The closing attorney or agent is typically selected by the mortgage broker. The Company audits the selected closing attorney or agent to ensure the attorney or agent is a fully licensed, experienced professional from an established firm or company. In addition, the Company generally requires closing attorneys and agents utilized to close loans, to maintain insurance against errors and omissions.

     The Company requires each mortgage loan to be covered by title insurance and secured by a lien on single-family real property. The Company also requires fire and extended coverage casualty insurance to be maintained on the secured property. Flood insurance is also required for all properties located in a defined flood zone. The dollar amount of insurance coverage on the secured property is to be at least equal to the principal balance of the related loan. The Company monitors the existence of insurance coverage through an outside insurance vendor. If the borrower's coverage is subsequently canceled or not renewed at any time during the loan period, and the borrower fails to obtain new coverage, the outside vendor will provide coverage on the borrower's behalf under policies insuring the Company's collateral interest. The amount, type of insurance and circumstances under which the Company can force place insurance are subject to state and federal regulations, with which the Company believes that it complies.

     The chart below summarizes the general criteria currently used by the Company in classifying prospective borrowers of its core loan products who have provided the basic documentation described above:

    UNDERWRITING
    CRITERIA/RISK
   CLASSIFICATION           "A-" RISK            "B" RISK             "B-" RISK            "C" RISK             "D" RISK
   --------------           ---------            --------             ---------            --------             --------
Loan-to-Value
Ratio                  90% for owner        85% for owner        80% for owner        75% for owner        70% for owner
                       occupied purchases   occupied purchases   occupied purchases   occupied purchases   occupied purchases
                       of single family     of single family     or refinances of     of single family     or refinances of
                       residences, planned  residences, planned  single family        residences, planned  single family
                       unit developments,   unit developments,   residences, planned  unit developments,   residences, planned
                       and condominiums;    and condominiums;    unit developments,   and condominiums;    unit developments,
                       80% for owner        80% for owner        and condominiums;    70% for owner        and condominiums;
                       occupied purchases   occupied purchases   75% for owner        occupied purchases   65% for owner
                       or refinances of 2   or refinances of 2   occupied purchases   or refinances of 2   occupied purchases
                       to 4 unit dwellings  to 4 unit dwellings  or refinances of 2   to 4 unit dwellings  or refinances of 2
                       and second homes,    and second homes,    to 4 unit dwellings  and second homes,    to 4 unit dwellings
                       80% for non-owner    80% for non-owner    and second homes,    70% for non-owner    and second homes,
                       occupied single      occupied single      75% for non-owner    occupied single      65% for non-owner
                       family residences,   family residences,   occupied single      family residences,   occupied single
                       planned unit         planned unit         family residences,   planned unit         family residences,
                       developments or      developments or      planned unit         developments or      planned unit
                       condominiums; 70%    condominiums; 70%    developments or      condominiums; 60%    developments or
                       for non-owner        for non-owner        condominiums; 65%    for non-owner        condominiums; 55%
                       occupied 2 to 4      occupied 2 to 4      for non-owner        occupied 2 to 4      for non-owner
                       unit dwellings.      unit dwellings.      occupied 2 to 4      unit dwellings.      occupied 2 to 4
                                                                 unit dwellings.                           unit dwellings.
Maximum Debt Ratio(1)  LTV's greater than
                       85% = 45%
                       LTV's less than
                       85% = 47%                   50%                  55%                  55%          55%

Consumer               LTV's less than
Credit(2)              85% 30 day           30 & 60 days late    30 & 60 days late    Other derogatory     Other derogatory
                       late in the past 12  in the past 12       in the past 12       credit items are     credit items are
                       months; derogatory   months; derogatory   months; derogatory   considered on a      considered on a
                       credit items are     credit items are     credit items are     case-by-case basis;  case-by-case basis.
                       less than 25% of     less than 35% of     less than 50% of     no bankruptcies in
                       total items on       total items on       total items on       the last 12 months.
                       credit report, no    credit report, no    credit report, no
                       bankruptcies in the  bankruptcies in the  bankruptcies in the
                       last 24 months.      last 24 months.      last 18 months.
Mortgage
Credit(3)              Maximum of (2)       Maximum of (3)       Maximum of (1)       Maximum of (2)       All mortgage and
                       30-day late          30-day late          60-day late          60-day late          consumer credit
                       payments in the      payments in the      payments in the      payments and (1)     including
                       past 12 months; no   past 12 months; no   past 12 months;      90-day late payment  bankruptcies and
                       notices of default   notices of default   maximum 30 days      or (3) 60- day late  foreclosures may be
                       or foreclosures in   or foreclosures in   late at time of      payments and no      waived if
                       the last 36 months.  the last 36 months.  application or       90-day late          reasonable
                                                                 funding, no notices  payments in the      explanation is
                                                                 of default or        last 12 months;      provided and
                                                                 foreclosures in the  maximum of a 60      problem no longer
                                                                 last 24 months.      days late at time    exists.
                                                                                      of funding; no
                                                                                      notices of default
                                                                                      or foreclosures in
                                                                                      the last 24 months.

---------------
(1) Debt ratios may be increased if the loan-to-value ratio is decreased for respective loan programs A-, B, and B-.

(2) Non-mortgage and consumer-related credit, collections or judgments (i.e., dental and/or medical) may be disregarded on a case-by-case basis. Thirty day credit may be disregarded and not included in the percentage of derogatory credit items.

(3) Consecutive rolling consumer and mortgage 30-day delinquencies up to six months reported on a credit report may be counted as one late payment.

     The following table sets forth certain information with respect to the Company's loan purchases and originations by product and risk classification, also with weighted average interest rates and margins, for the years ended December 31 (dollars in thousands):

                                                1997(3)                                      1996(4)                      1995(4)
                               ------------------------------------------   ------------------------------------------   ----------
                                                     WEIGHTED                                     WEIGHTED
                                                     AVERAGE    WEIGHTED                          AVERAGE    WEIGHTED
                                             % OF    INTEREST    AVERAGE                  % OF    INTEREST    AVERAGE
PRODUCT/ RISK CLASSIFICATIONS    VOLUME     TOTAL    RATE(1)    MARGIN(2)     VOLUME     TOTAL    RATE(1)    MARGIN(2)     VOLUME
-----------------------------  ----------   ------   --------   ---------   ----------   ------   --------   ---------   ----------
FIXED RATE:
  A-......................     $  281,828    65.73%    9.83%                $  231,792    59.23%   10.20%                $   38,896
  B+......................         33,302     7.77    10.20                     53,184    13.59    10.43                     18,577
  B.......................         43,830    10.22    10.45                     36,257     9.26    10.76                      6,365
  B-......................         28,507     6.65    10.73                     28,699     7.33    10.97                      4,359
  C.......................         35,806     8.35    11.43                     39,594    10.12    11.66                      9,598
  C-......................          3,064     0.71    11.77                      1,820     0.47    11.36                        219
  D.......................          2,456     0.57    12.26
                               ----------   ------                          ----------   ------                          ----------
        Totals............     $  428,793   100.00%   10.16%                $  391,346   100.00%   10.49%                $   78,014
SIX-MONTH ADJUSTABLE RATE:
  A-......................     $  319,045    63.80%    8.58%      6.34%     $  293,519    51.82%    8.98%      6.09%     $  207,152
  B+......................         35,204     7.04     8.88       6.16          67,306    11.88     9.30       6.15          42,811
  B.......................         42,641     8.53     9.12       6.42          51,770     9.14     9.90       6.39          42,050
  B-......................         33,758     6.75     9.44       6.54          45,080     7.96    10.00       6.49          63,324
  C.......................         46,932     9.38    10.18       6.63          86,778    15.32    10.73       6.64         100,768
  C-......................         18,077     3.61    10.96       6.73          22,001     3.88    11.89       6.85          24,378
  D.......................          4,439     0.89    11.49       7.02
                               ----------   ------                          ----------   ------                          ----------
        Totals............     $  500,096   100.00%    8.97%      6.40%     $  566,454   100.00%    9.57%      6.27%     $  480,483
FIXED/ADJUSTABLE RATE:
  A-......................     $  487,351    64.39%    9.46%      6.29%         70,949    73.08     9.84       5.58      $   11,804
  B+......................         50,048     6.61     9.72       6.20          13,462    13.86    10.30       6.00           2,854
  B.......................         75,780    10.01     9.95       6.50           6,649     6.85    10.46       6.17           2,878
  B-......................         53,037     7.01     9.99       6.59           1,987     2.05    10.72       6.41           3,921
  C.......................         73,489     9.71    10.62       6.60           3,521     3.63    11.19       6.77           4,826
  C-......................         10,171     1.35    11.28       6.79             518     0.53    11.11       6.87           1,196
  D.......................          6,977     0.92    11.70       7.04
                               ----------   ------                          ----------   ------                          ----------
        Totals............     $  756,853   100.00%    9.73%      6.37%     $   97,086   100.00%   10.02%      5.75%     $   27,479
ALL PRODUCTS
  A-......................     $1,088,224    64.56%                         $  596,260    56.52%                         $  257,852
  B+......................        118,554     7.03                             133,952    12.70                              64,242
  B.......................        162,251     9.62                              94,675     8.98                              51,293
  B-......................        115,302     6.84                              75,766     7.18                              71,604
  C.......................        156,227     9.27                             129,893    12.31                             115,192
  C-......................         31,312     1.86                              24,340     2.31                              25,793
  D.......................         13,872     0.82
                               ----------   ------                          ----------   ------                          ----------
        Totals............     $1,685,742   100.00%                         $1,054,886   100.00%                         $  585,976

                                          1995(4)
                               -----------------------------
                                        WEIGHTED
                                        AVERAGE    WEIGHTED
                                % OF    INTEREST    AVERAGE
PRODUCT/ RISK CLASSIFICATIONS  TOTAL    RATE(1)    MARGIN(2)
-----------------------------  ------   --------   ---------
FIXED RATE:
  A-......................      49.86%   10.95%
  B+......................      23.81    11.25
  B.......................       8.16    11.23
  B-......................       5.59    11.74
  C.......................      12.30    12.46
  C-......................       0.28    12.83
  D.......................
                               ------
        Totals............     100.00%   11.28%
SIX-MONTH ADJUSTABLE RATE:
  A-......................      43.11%    9.70%      5.80%
  B+......................       8.91    10.13       5.84
  B.......................       8.75    10.50       6.29
  B-......................      13.18    10.64       6.29
  C.......................      20.97    11.28       6.58
  C-......................       5.08    12.33       6.87
  D.......................
                               ------
        Totals............     100.00%   10.40%      6.13%
FIXED/ADJUSTABLE RATE:
  A-......................      42.96%   10.61%      5.24%
  B+......................      10.39    10.78       5.35
  B.......................      10.47    11.17       5.18
  B-......................      14.27    11.57       5.58
  C.......................      17.56    12.53       5.74
  C-......................       4.35    13.37       6.10
  D.......................
                               ------
        Totals............     100.00%   11.28%      5.42%
ALL PRODUCTS
  A-......................      44.01%
  B+......................      10.96
  B.......................       8.75
  B-......................      12.22
  C.......................      19.66
  C-......................       4.40
  D.......................
                               ------
        Totals............     100.00%

---------------
(1) Each Fixed Rate loan bears interest at a fixed rate set on its date of funding and lasting through the term of the loan. Loans bearing interest at the Six-Month Adjustable Rate adjust every six months to a new rate through the term of the loan. The Weighted Average Interest Rate for loans bearing interest at a Six-Month Adjustable Rate is the weighted average of the rates of such loans during the initial six month period. Loans bearing interest at the Fixed/Adjustable Rate bear interest at a fixed rate for the first two years commencing on the date of funding and thereafter adjust to new rates every six months for the remaining term of the loans. The Weighted Average Interest Rate for loans bearing interest at a Fixed/ Adjustable Rate is the weighted average of the rates of such loans during the initial period.

(2) The Margin for a loan is a fixed amount set for the life of the loan, which when added to the Index (as described below) determines the interest rate on the loan (subject to interest rate floors, ceilings and caps). The Index used by the Company is the six-month London Inter Bank Offered Rate, as published each Monday in The Wall Street Journal. Fixed Rate loans have no Margin because such loans are not tied to an index.

(3) Underwriting guidelines were revised effective 10/1/97, eliminating B+ and C- categories and adding D category.

(4) For 1996 and 1995, amounts were compiled based on raw data from the loan origination system which did not consider timing differences between the time various loans actually funded and the date such loans were uploaded into the Company's system. As a result, origination and purchase amounts differ from the "true" origination and purchase amounts recorded in 1996 and 1995.

FINANCING AND SALE OF LOANS

  Warehouse Financing Facility

     The Company finances its origination and purchase of loans primarily with the proceeds of borrowings under its Warehouse Financing Facility, which initially provided for a borrowing capacity of $200 million and was increased to $250 million in January 1998. The Warehouse Financing Facility is provided by a syndicate of banks led by Chase Bank of Texas. Borrowings under the Warehouse Financing Facility for a particular loan may remain outstanding for no more than 120 days, except for an aggregate amount not to exceed $10 million, which may remain outstanding for up to 180 days. Borrowings under the Warehouse Financing Facility are permitted up to 98% of the principal balance of the originated and purchased loans and bear interest at rates ranging from 1.375% to 1.625% over the 30-day reserve-adjusted LIBOR (i.e., the London Inter Bank Offered Rate), depending on the level of loan documentation the Company has delivered to the agent for the syndicate of banks providing credit under the Warehouse Financing Facility. The Warehouse Financing Facility also includes a $60 million subline for loans not covered by a forward purchase commitment, a $15 million subline for principal and interest advances and a $10 million subline for other servicing advances made primarily to securityholders in connection with securitizations by purchasers of the Company's loans in which the Company serves as the master servicer, and a $5 million subline which may be used to finance mortgage loans owned by the Company that are in the process of collection or resale to investors. The sublines bear interest at rates ranging from 1.875% to 2.0% over the 30-day reserve-adjusted LIBOR. The Warehouse Financing Facility will expire on March 31, 1999, unless earlier terminated or extended in accordance with its terms. The Warehouse Financing Facility contains a number of financial covenants including: (i) the Company maintain tangible net worth equal to at least $25 million, plus 25% of cumulative positive net earnings, (ii) delinquencies on the Company's mortgage servicing portfolio not exceed 12% and
(iii) the ratio of total liabilities to adjusted tangible net worth not exceed 9:1. The Warehouse Financing Facility also contains other affirmative, negative and financial covenants typical of similar credit facilities. The Company was in compliance with all such covenants at December 31, 1997.

  Loan Sales

     The Company follows a strategy of selling for cash substantially all of its loan originations and purchased loans in the secondary market through loan sales in which the Company disposes of its entire economic interest in the loans. The Company sold $1.7 billion, $1.0 billion and $580.4 million of loans through loan sales during 1997, 1996 and 1995, respectively. The Company did not sell any loans directly through securitizations during the period; however, substantially all of the loans sold during the period were ultimately securitized by the purchasers thereof.

     Loans generally are sold to institutional purchasers on a quarterly basis. Upon the consummation of loan sales, the Company receives a "premium," representing a cash payment in excess of the par value of the loans (par value representing the unpaid balance of the loan amount). Cash gains from loan sales represented 88% of the Company's total revenues in 1997. The Company maximizes its premium on loan sale revenue by closely monitoring institutional purchasers' requirements and focusing on originating or purchasing the types of loans that meet those requirements and for which institutional purchasers tend to pay higher premiums. During 1997, the Company sold loans to a number of institutional purchasers. The Company's loan purchasers typically securitize the loans and sell major portions of the economic interest through mortgage backed securities.

     The Company makes loan sales by obtaining commitments from its loan purchasers 30 to 120 days in advance of funding the loans to be purchased. These commitments are obtained through a competitive bidding process among four to nine potential purchasers who in most cases have purchased loans from the Company in the past. The successful bidder is committed to a minimum quantity of loans at a determined price, and may be granted the option to purchase more than the minimum quantity at a negotiated price. The Company continuously monitors its loan production and purchasing against its unfilled purchase commitments to identify potential shortfalls or overages in loans available for delivery. As loans are funded, the Company packages them and delivers them to the purchaser on a periodic basis.

     Loan sales are made on a non-recourse basis pursuant to a purchase agreement containing customary representations and warranties regarding the underwriting criteria and the origination process. The Company, therefore, may be required to repurchase or substitute loans in the event of a breach of its representations and warranties. In addition, the Company sometimes commits to repurchase or substitute a loan if a payment default occurs within the first month following the date the loan is funded, unless other arrangements are made between the Company and the purchaser. The Company is also required in some cases to repurchase or substitute a loan if the loan documentation is alleged to contain fraudulent misrepresentations made by the borrower.

     The Company's gain on sale of loans is determined by the excess of the premiums that the Company receives over the cost of acquiring the loan. The gain on sale for each of the Company's channels of production differs due to differences in the cost of acquisition and loan fees. The cost of acquiring a broker-sourced loan are the fees paid to the originating broker. This results in a broker-sourced loan having a lower gain on sale than a retail loan, in which no broker fees are paid. However, the cost of acquiring a retail generated loan reflects higher general and administrative expenses as compared to a broker-sourced loan. Additionally, because the originating broker typically retains all origination points and fees, the gain on sale of broker-sourced loans have substantially smaller fee components than retail generated loans. Loans originated through correspondents have a higher cost of acquisition and no fee component. Correspondent loans require little, if any, incremental general and administrative expenditures by the Company.

     The following table illustrates the current economics of the gain on sale of loans originated from the Company's various channels:

                                  BROKER-SOURCED              RETAIL           CORRESPONDENT
                                    PRODUCTION              PRODUCTION           PRODUCTION
                               --------------------    --------------------    --------------
                                                                                    5 - 7 1/2
Gross premium................      5 - 7 1/2 points        5 - 7 1/2 points            points
Less broker costs (PYA)......          1 - 2 points                     N/A               N/A
Less purchase costs..........                   N/A                     N/A      3 - 5 points
Plus points and fees.........  40 - 60 basis points            2 - 5 points               N/A
Less capitalized direct
  origination costs..........  40 - 50 basis points    50 - 70 basis points               N/A
Net gain on sale of loans....      4 - 5 1/2 points           7 - 10 points      2 - 4 points

     The above table does not reflect general and administrative expenses of each of these channels. During 1997, the Company's net gain on sale of loans, as a percentage of loans sold, totaled 5.28%. This represents an increase from 4.92% in 1996 and a decrease from 5.46% in 1995. The recent decline in interest rates for mortgage loans has resulted in a higher perception of prepayment risk by investors in mortgage loans. A higher perception of prepayments and the increased level of competition may negatively affect the gross premium that the Company may receive on the sale of its loans in the near future. There can be no assurance provided that the Company will be able to sell its loans at historical premiums or at the levels indicated in the above table.

SERVICING

     The Company entered into a three-year agreement with a sub-servicer under which the sub-servicer will sub-service loans originated or purchased by the Company. Sub-servicing will be provided by the sub-servicer at an agreed-upon rate and with default terms comparable to industry standards. The agreement contains other customary terms and conditions and either party has the right to terminate the agreement at any time effective after November 2, 1998 upon six months' prior written notice to the other party. In the event of a termination, either party may request that the loans that were sub-serviced by the sub-servicer be transferred to the Company or its designee for servicing, subject to obtaining any required consents to such transfer. The Company expects to conduct its own servicing operations or select an alternate servicer following termination or expiration of the agreement with the sub-servicer.

COMPETITION

     As an originator of mortgage loans, the Company faces intense competition, primarily from mortgage banking companies, commercial banks, credit unions, thrift institutions and finance companies. Many of these competitors are substantially larger and have more capital resources than the Company and may have lower costs of funds than the Company. Furthermore, the current level of gains realized by the Company and its competitors on the sale of the type of loans they originate and purchase is attracting, and may continue to attract, additional competitors into this market. Establishing a broker-sourced loan business requires a substantially smaller commitment of capital and personnel resources compared to a direct-sourced loan business. Such relatively low barriers to entry permit potential new competitors with an easy entrance into the market, in particular, existing direct-sourced lenders who can draw upon existing branch networks and personnel in seeking to add product through broker sources.

     In the future, the Company may also face competition from, among others, government-sponsored entities who may enter the subprime mortgage market. Existing or new loan purchase programs may be expanded by FNMA, FHLMC or the Government National Mortgage Association to include subprime mortgages, particularly those in the "A-" category, which constitute a significant portion of the Company's loan production. Increased competition could have the possible effect of (i) lowering gains that may be realized on the Company's loan sales,
(ii) reducing the volume of the Company's loan originations and loan sales,
(iii) increasing the demand for the Company's experienced personnel and the potential that such personnel will be recruited by the Company's competitors, and (iv) broadening the industry standard for subprime underwriting guidelines (for example, by providing for less stringent loan-to-value ratios) as competitors attempt to maintain market share in the face of increased competition.

     Competition also may be affected by fluctuations in interest rates, general economic conditions, and localized economic conditions. During periods of rising interest rates, competitors that have "locked in" low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers to refinance their loans. Such "prepayment risk", while having no immediate impact on the Company since it does not retain any residual value in the loans it sells, may have a long-term impact, affecting the Company's ability to sell its loans in the future. During economic slowdowns or recessions, the Company's borrowers may have new financial difficulties and may be receptive to offers by the Company's competitors. In addition, in periods of economic slowdown the Company may experience an increase in default rates and loss experience. Again, since the Company does not retain residual value in the loans it sells, such economic slowdown would not have an immediate impact on the Company, but could affect it's ability to sell loans in the future.

REGULATION

     The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act ("TILA") and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act of 1974, as amended ("ECOA") and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Real Estate Settlement Procedures Act of 1974, as amended ("RESPA") and Regulation X, the Home Mortgage Disclosure Act ("HMDA") and Regulation C, the Federal Debt Collection Practices Act and the Fair Housing Act, as well as other federal and state statutes and regulations affecting the Company's activities. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcements actions.

     The Company is subject to the rules and regulations of, and examinations by, the Department of Housing and Urban Development ("HUD"), the Federal Housing Administration and other federal and state regulatory authorities with respect to originating, underwriting, funding, acquiring, selling and servicing mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for loans, prohibit discrimination, provide for inspection and appraisals of properties, require credit reports on prospective borrowers, regulate payment features and, in some cases, fix maximum interest rates, fees and loan amounts. The Company is required to submit annual audited financial statements to various governmental regulatory agencies that require the maintenance of specified net worth levels.

     The Company is a FNMA approved seller/servicer and is subject to the supervision of FNMA. In addition, the Company's operations are subject to supervision by state authorities (typically state banking or consumer credit authorities), many of which generally require that the Company be licensed to conduct its business. This normally requires state examinations and reporting requirements on an annual basis.

     TILA requires a written statement showing an annual percentage rate of finance charges and requires that other information be presented to debtors when consumer credit contracts are executed. RESPA requires written disclosure concerning settlement fees and charges, mortgage servicing transfer practices and escrow or impound account practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services. The Fair Credit Reporting Act requires certain disclosures to applicants concerning information that is used as a basis for denial of credit. HMDA requires collection and reporting of statistical data concerning the loan transaction. ECOA prohibits discrimination against applicants with respect to any aspect of a credit transaction on the basis of sex, marital status, race, color, religion, national origin, age, derivation of income from public assistance programs, or the good faith exercise of a right under the Federal Consumer Credit Protection Act. The Fair Housing Act prohibits discrimination in mortgage lending on the basis of race, color, religion, sex, handicap, familial status or national origin.

     In October 1997, HUD issued proposed regulations regarding the treatment and disclosure of fees charged and collected by mortgage brokers providing certain safe harbors for the payment of fees by lenders to mortgage brokers and setting forth standards to determine whether payments to mortgage brokers violate RESPA. Whether such regulations will be adopted and the form and content of any final regulations is unknown.

     The interest rates which the Company may charge on its loans are subject to state usury laws, which specify the maximum rate which may be charged to consumers. In addition, both federal and state truth-in-lending regulations require that the Company disclose to its borrowers prior to execution of the loans all material terms and conditions of the financing, including the payment schedule and total obligation under the loans. The Company believes that it is in compliance in all material respects with such regulations.

     As a condition to funding of its loans, the Company requires each borrower to obtain and maintain in force a policy of insurance providing coverage for improvements on any real property securing the borrower's loan. If the borrower fails to provide fire and extended coverage insurance (and flood insurance if required) prior to closing of the borrower's loan or if the borrower's coverage is subsequently canceled or not renewed at any time during the loan period and the borrower fails to obtain new coverage, the Company, through an outside insurance vendor who monitors whether insurance is maintained, will provide coverage on the borrower's behalf under policies insuring the Company's interest in the collateral. Such practice is commonly referred to as a "forced placement" of insurance. The insurance which can be required and insurance which is forced placed is subject to regulation under TILA, the National Flood Insurance Act, and state insurance regulatory and lender statutes. Such laws and regulations generally impose disclosure and notice requirements which must be satisfied in connection with insurance requirements and the forced placement of coverage, limitations on the amount of coverage that a lender may obtain to protect its interest in the collateral and restrictions on fees and charges that the Company may assess in connection with such insurance.

     Failure to comply with any of the foregoing federal and state laws and regulations could result in the imposition of civil and criminal penalties on the Company, class action lawsuits and administrative enforcement actions.

DEPARTMENT OF JUSTICE SETTLEMENT AGREEMENT

     In September 1996, AMC entered into a settlement agreement with the U.S. Department of Justice (the "DOJ") arising out of a DOJ investigation and complaint which alleged that Long Beach Bank, F.S.B., during the period from January 1991 through June 1994, charged certain African-American, Hispanic, female and older borrowers more than younger, white male borrowers in violation of fair lending laws. AMC denied all allegations in the complaint and all claims of discrimination. AMC also disputed the validity of the statistical analysis relied upon by the DOJ as the principal basis for its claims and further maintained that the DOJ theories of liability regarding broker-sourced lending were legally unsupportable. Nonetheless, to avoid costly, protracted litigation, AMC agreed to establish a $3 million fund to reimburse up to 1,200 borrowers identified by the DOJ as the maximum number of individuals who may have been affected by the alleged fair lending violations. AMC asserted that the better solution to the issues raised by the DOJ was an intensive national effort in consumer education and industry-wide initiatives directed at employee and broker education and training. For this reason, AMC also agreed to contribute an additional $1 million (payable over 3 years) to fund consumer education programs in conjunction with civil rights groups. AMC has established all funds required by the settlement agreement.

     Pursuant to the settlement agreement, the Company, as a successor to AMC, is required to (i) document any price exceptions from the Company's rate sheet on broker-sourced loans, (ii) periodically review the results of its broker-sourced lending operations for its compliance with fair lending laws (but in no event shall the Company be required to disclose any documents or information therewith, including the identities of any brokers with whom it does business), (iii) retain all loan application files submitted for mortgage loans and all loan-rider documents and notices relevant to any pricing decisions until September 1999 and report to the DOJ semi-annually on compliance with the settlement agreement, and (iv) provide to brokers information about the Company's fair-lending and pricing procedures and an opportunity to participate in fair-lending training. Any failure of the Company to comply with the requirements of the DOJ settlement agreement could allow the DOJ to seek injunctive relief against the Company.

     In addition, in connection with the Company's direct-sourced mortgage lending, the Company is required to provide certain training courses for Company employees involved in direct-sourced mortgage loan pricing, use its best efforts to place mortgage loan applicants in appropriate risk classifications based on objective credit and risk-related criteria, and implement a direct-sourced mortgage loan monitoring system of mortgage loan prices.

ENVIRONMENTAL MATTERS

     In the course of its business, the Company has acquired, and may acquire in the future, properties securing loans that are in default. It is possible that hazardous substances or waste, contaminations, pollutants or sources thereof could be discovered on such properties after acquisition by the Company. In such event, the Company may be required by law to remove such substances from the affected properties at its sole cost and expense. There can be no assurance that
(i) the cost of such removal would not substantially exceed the value of the affected properties or the loans secured by the properties, (ii) the Company would have adequate remedies against the prior owner or other responsible parties, or (iii) the Company would not find it difficult or impossible to sell the affected properties either prior to or following such removal.

EMPLOYEES

     As of February 28, 1998, the Company had a total of 579 employees. None of the Company employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

CERTAIN FACTORS AND TRENDS AFFECTING THE COMPANY AND ITS BUSINESS

     Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments which express the Company's opinion about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business including the factors discussed below.

  Economic Slowdown and Decline in Collateral Value May Adversely Affect Volume of Loans

     Periods of economic slowdown may reduce the demand for mortgage loans as people elect not to purchase new homes due to economic uncertainty and also may adversely affect the financial condition of potential borrowers so that they do not meet the Company's underwriting criteria. In addition, economic slowdowns may cause a decline in real estate values. Any material decline in real estate values will reduce the ability of borrowers to use home equity to support borrowings by negatively affecting loan-to-value ratios of the home equity collateral. To the extent that the loan-to-value ratios of prospective borrowers' home equity collateral do not meet the Company's underwriting criteria, the volume of loans originated by the Company could decline. A decline in loan origination volumes could have a material adverse effect on the Company's operations and financial condition.

  Focus on Credit Impaired Borrowers May Result in Increased Delinquency Rates, Foreclosures and Losses

     The Company is a lender in the subprime mortgage banking industry, which means that the Company focuses its marketing efforts on borrowers who may be unable to obtain mortgage financing from conventional mortgage sources. Approximately 2.68% of the total principal amount of loans originated or purchased by the Company in 1997 were to borrowers with a Company risk classification of "C-" or "D," which includes borrowers with numerous derogatory credit items up to and including a bankruptcy in the most recent twelve month period. Loans made to such borrowers may entail a higher risk of delinquency and higher losses than loans made to borrowers who utilize conventional mortgage sources. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Further, any material decline in real estate values increases the loan-to-value ratios of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Any sustained period of increased delinquencies, foreclosures or losses after the loans are sold could adversely affect the pricing of the Company's future loan sales and the ability of the Company to sell its loans in the future.

  Loss of Funding Sources Could Adversely Affect Results of Operations

     The Company funds substantially all of the loans it originates or purchases through borrowings under its Warehouse Financing Facility. These borrowings will be repaid with the proceeds received by the Company from selling such loans. Any failure to renew or obtain adequate funding under the Warehouse Financing Facility, or other borrowings, or any substantial reduction in the size of, or prices received in, the markets for the Company's loans, could have a material adverse effect on the Company's results of operations and financial condition. In the long term, to the extent that the Company is not successful in maintaining or replacing the Warehouse Financing Facility, it would likely have to curtail its loan production activities, thereby having a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources." See "Business -- Financing and Sale of Loans -- Warehouse Financing Facility."

  Reliance on Secondary Purchasers of Loans Could Adversely Affect Results of Operations

     Gain on sales of loans generated by the Company's loan sales represents the primary source of the Company's revenues and net income. Furthermore, the Company relies almost entirely on proceeds from loan sales to generate cash for repayment of borrowings under the Warehouse Financing Facility. The Company has historically sold substantially all of its loan originations in the secondary market to a limited number of institutional purchasers. There can be no assurance that such purchasers will continue to purchase loans or will be willing to purchase loans on the terms under which such purchasers have historically purchased the Company's loans. To the extent that the Company could not successfully replace such loan purchasers or negotiate favorable terms for such loan purchases, the Company's results of operations and financial condition could be materially and adversely affected.

  Elimination of Lender Payments to Brokers Could Adversely Affect Results of Operations

     Lawsuits have been filed against several mortgage lenders, alleging that such lenders have made certain payments to independent mortgage brokers in violation of RESPA. These lawsuits have generally been filed on behalf of a purported nationwide class of borrowers alleging that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA and are therefore illegal. If these cases are resolved against the lenders, it may cause an industry-wide change in the way independent mortgage brokers are compensated. The Company's broker compensation programs permit such payments. Although the Company believes that its broker compensation programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future new regulatory interpretations or judicial decisions may require the Company to change its broker compensation practices. Such a change may have a material adverse effect on the Company and the entire mortgage lending industry.

  Elimination of Deductibility of Mortgage Interest Could Adversely Affect Results of Operations

     Members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of the Company's loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantages of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for the kind of loans offered by the Company.

  Risk of Variations in Quarterly Operating Results

     Several factors affecting the Company's business can cause significant variations in its quarterly results of operations. In particular, variations in the volume of the Company's loan originations and purchases, the differences between the Company's costs of funds and the average interest rates of originated or purchased loans, the inability of the Company to complete significant loan sales transactions in a particular quarter, and problems generally affecting the mortgage loan industry can result in significant increases or decreases in the Company's revenues from quarter to quarter. A delay in closing a particular loan sale transaction during a particular quarter would postpone recognition of gain on sale of loans. In addition, unanticipated delays in closing a particular loan sale transaction would also increase the Company's exposure to interest rate fluctuations by lengthening the period during which its variable rate borrowings under its Warehouse Financing Facility are outstanding. If the Company were unable to sell a sufficient number of its loans at a premium in a particular reporting period, the Company's revenues for such period would decline, resulting in lower net income and possibly a net loss for such period, which could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources."

  Risk of Competition in New Markets

     As the Company expands its retail origination and broker-sourced operations into new geographic markets, it may face competition from lenders with established positions in these locations. There can be no assurance that the Company will be able to successfully compete with such established lenders.

  Risks of Contracted Services

     The Company typically retains servicing rights upon the sale of loans originated or purchased by the Company and agrees to certain servicing performance criteria. If the Company does not meet such servicing performance criteria, the loan purchaser may terminate the servicing rights of the Company. The Company has entered into an agreement with AMC pursuant to which it sub-services loans originated or purchased by the Company after the Reorganization. If AMC fails to meet the servicing performance criteria set forth in the relevant servicing agreements governing the loans, the Company's servicing rights could be terminated. Any termination of servicing rights could have a material adverse effect on the Company's results of operations and financial condition.

  Impairment of Value of Loan Servicing Rights; Declining Interest Rates

     The Company records gain on sales of loans based in part on the fair value of retained servicing rights related to such loans. The fair value of such servicing rights are in turn based in part on projected loan prepayment and credit loss rates. Higher than anticipated rates of loan prepayment or credit loss may be caused by, among other factors, a material decline in the level of interest rates and could require the Company to write down the value of such servicing rights which could have a material adverse effect on the Company's results of operations and financial condition.

  Dependence Upon Independent Mortgage Brokers

     The Company depends on independent mortgage brokers, and, to a lesser extent, smaller mortgage companies and commercial banks, for a substantial portion of its originations and purchases of mortgage loans. Substantially all of the independent mortgage brokers with whom the Company does business deal with multiple loan originators for each prospective borrower. Such originators, including the Company, compete for business based upon pricing, service, loan fees and costs and other factors. The Company's competitors also seek to establish relationships with such independent mortgage brokers, mortgage companies and commercial banks, most of whom are not obligated by contract or otherwise to continue to do business with the Company. In addition, the Company expects the volume of broker-sourced loans purchased by the Company to increase. The Company's future operating and financial results may be more susceptible to fluctuations in the volume and cost of its broker-sourced loans resulting from, among other things, competition from other purchasers of such loans.

  Risks Related to Representations and Warranties in Loan Sales

     The Company engages in bulk loan sales pursuant to agreements that generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or first payment default on such mortgage loans.

     For loans the Company purchases from mortgage companies, banks and other originators, the Company generally limits the potential remedies of the institutions to which the Company later sells the loans to the potential remedies the Company receives from the parties from whom the Company purchased the loans. However, in some cases, the remedies available to a purchaser of loans from the Company may be broader than those available to the Company against the originators of such loans, and, even where this is not the case, should a purchaser enforce its remedies against the Company, the Company may not always be able to enforce its remedies against the related originators.

     Any claims asserted against the Company in the future by one of its loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on the Company's results of operations and financial condition.

  Concentration of Operations in California

     Approximately 34% of the dollar volume of loans originated or purchased by the Company during 1997 was secured by properties located in California. No other state contained properties securing more than 10% of the dollar volume of loans originated or purchased by the Company during 1997. Although the Company has a nationwide independent broker network, developing nationwide retail operations and a regional processing center network, the Company is likely to continue to have a significant amount of its loan originations and purchases in California for the foreseeable future, primarily because California represents a significant portion of the national mortgage marketplace. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. The California economy experienced a slowdown or recession in recent years that has been accompanied by a sustained decline in the California real estate market. Residential real estate market declines may adversely affect the values of the properties securing loans such that the principal balances of such loans will equal or exceed the value of the mortgaged properties. Reduced collateral value will adversely affect the volume of the Company's loans as well as the pricing of the Company's loans and the Company's ability to sell its loans. See "-- Economic Slowdown and Decline in Collateral Value May Adversely Affect Volume of Loans" and "-- Focus on Credit Impaired Borrowers May Result in Increased Delinquency Rates, Foreclosures and Losses."

     In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact borrowers' ability to repay loans made by the Company. Because the Company sells its loans on a forward basis, it is not exposed to the risk of loan delinquencies and defaults (except to the extent they affect servicing rights) unless the Company is required to repurchase or substitute a loan due to a breach of a representation or warranty in connection with a loan sale, or, under certain circumstances, due to fraud or default on the first payment due after sale. However, any sustained period of increased delinquencies or defaults could adversely affect the pricing of the Company's loan sales and the ability of the Company to sell its loans. The existence of adverse economic conditions or the occurrence of such natural disasters in California could have a material adverse effect on the Company's results of operations and financial condition.

  Ability of the Company to Implement its Growth Strategy

     The Company's growth strategy involves expanding its broker-sourced loan business through increased penetration into existing markets and expansion into new markets and growing its direct-sourced loan origination business while maintaining its customary premiums on sale, interest rate spreads and underwriting criteria. Implementation of this strategy will depend in large part on the Company's ability to (i) expand its independent mortgage broker network and its direct-sourced origination activities in markets with a sufficient concentration of borrowers meeting the Company's underwriting criteria, (ii) hire, train and retain skilled employees, and (iii) continue to expand in the face of increasing competition from other mortgage lenders. There can be no assurance that the Company will be able to implement these growth strategies, or that such strategies will be effective. See "Business."

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located at 1100 Town & Country Road, Orange, California, 92868, where it leases approximately 39,000 square feet of office space. The facilities are covered by several leases that, in general, expire in 2001 and 2002, and have an option to renew for five years. The current annual rent of such space is approximately $729,000 and the related leases provide for certain scheduled increases in annual rent. The Company also leases approximately 7,700 square feet of office space that is located in buildings adjacent to 1100 Town & Country Road. The annual rent for these leases is approximately $99,600. These leases expire in 2001.

     The Company also leases or subleases space for seven Regional Processing Centers and 66 account executive field offices. The Regional Processing Centers range in size from 2,388 to 7,036 square feet and the account executive field offices are between approximately 130 and 1,676 square feet.

     The Company believes its facilities are both suitable and adequate for the current business activities conducted at its existing corporate headquarters, Regional Processing Centers and account executive field offices. As part of the Company's geographic expansion, the Company anticipates leasing additional office space in the future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

     When the Company operated as a division of AMC, it was involved in various lawsuits incidental to its business, none of which had a material adverse effect on the Company. In connection with the Reorganization, the Company did not assume any liabilities that arose out of the lending activities of AMC, including liabilities related to the broker-sourced mortgage loan operations, nor has the Company agreed to indemnify AMC against any such liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In April 1997, the Company's common stock began trading under the symbol LBFC on the Nasdaq National Market. The following table sets forth the range of high and low closing sale prices of the Company's common stock for the periods indicated:

                                                 HIGH           LOW
                                                -------        ------
1997
Second Quarter................................  $ 8.875        $6.500
Third Quarter.................................   13.563         8.750
Fourth Quarter................................   15.063         9.875

     No dividends were declared during the period covered by the above table. The Company does not anticipate declaring dividends in the near future. Any decision made by the Company's Board of Directors to declare dividends in the future will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors.

     On March 15, 1998, the Company had approximately 32 stockholders of record of its common stock. The Company believes its common stock is beneficially held by more than 3,500 stockholders.

     On April 28, 1997, the Company's Registration Statement with respect to the initial public offering of its common stock was declared effective. See "Business -- Corporate History." All proceeds from the sale of shares were received by AMC, who was the sole stockholder of LBFC prior to the initial public offering. Total underwriting discounts and commission of approximately $11.4 million were also recognized by AMC, bringing the total net proceeds from the sale of stock to approximately $151.1 million.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                            YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------
                                               1997         1996        1995       1994      1993
                                            ----------   ----------   --------   --------   -------
STATEMENT OF OPERATIONS DATA:
Total revenues............................  $   92,666   $   51,160   $ 31,873   $ 22,364   $24,715
Total expenses............................      50,833       35,188     21,912     22,328    12,823
Net earnings..............................  $   24,644   $    9,392   $  5,792   $     22   $ 5,612
Basic earnings per share:
  Net earnings............................  $     0.99          n/a        n/a        n/a       n/a
  Average number of common shares.........      24,976          n/a        n/a        n/a       n/a
Diluted earnings per share:
  Net earnings............................  $     0.96          n/a        n/a        n/a       n/a
  Average number of common shares.........      25,653          n/a        n/a        n/a       n/a

                                                              AS OF DECEMBER 31,
                                            -------------------------------------------------------
                                               1997         1996        1995       1994      1993
                                            ----------   ----------   --------   --------   -------
STATEMENT OF FINANCIAL CONDITION DATA:
Cash and cash equivalents.................  $   38,782   $       --   $     --   $     --   $    --
Loans held for sale.......................      17,241       49,580     21,342     10,364     9,950
Capitalized mortgage servicing rights.....       3,054           --         --         --        --
Deferred income taxes.....................      34,400        2,120        882         --        --
Total assets..............................     248,088       79,750     24,778     12,529    10,887
Warehouse financing facility..............     146,271       72,829     20,613     11,483        --
Total liabilities.........................     157,343       78,613     23,046     13,391    11,014
Stockholders' and divisional equity
  (deficit)...............................      90,745        1,137      1,732       (862)     (127)

OPERATING DATA:
Loans originated and purchased............  $1,685,742   $1,058,122   $592,542   $565,547        (a)
Loan sales................................   1,679,522    1,029,789    580,366    562,054        (a)
G&A as a % of originations................        2.72%        3.29%      3.70%      3.95%       (a)
Gain on sale as a % of loans sold.........        5.28%        4.92%      5.46%      3.86%       (a)
States in which loans were originated.....          48           43         35         27        (a)
Account Executives at year end............         232          120         64         79        (a)
Independent broker relationships..........      10,000        7,000      5,000      4,000        (a)

---------------
(a) Such amounts are not available from AMC. See Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources regarding AMC as the source of historical data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

     Management's discussion and analysis of financial condition, results of operations, liquidity and capital resources contained within this report should be read in conjunction with the Company's Consolidated Financial Statements. The Notes to the Consolidated Financial Statements define certain terms that are used throughout this discussion and provide information on the Company's initial public offering and the basis of presentation.

GENERAL

     The Company is a specialty finance company engaged in the business of originating, purchasing and selling subprime residential mortgage loans secured by one- to four-unit family residences. The Company's core borrower base consists of individuals who do not qualify as traditional "A" credit borrowers because their credit history, debt to income ratio or other factors do not conform to standard agency lending criteria. The Company originates loans through independent mortgage brokers and, to a lesser extent, purchases loans from mortgage companies and commercial banks. Substantially all of the Company's loan originations and purchases are sold in the secondary market through loan sales in which the Company disposes of its economic interest in the loans for cash, except for the related servicing rights, which it has generally retained. There may be some instances when all servicing rights are sold. As a result of this overall strategy, the Company receives cash revenue, rather than recognizing non-cash revenue attributable to residual interests in future payments on the loans, as is the case with securitizations. See "Business."

     Prior to May 1997, the Company operated as the Wholesale Division of a company now known as Ameriquest Mortgage Company ("AMC"). In May of 1997, AMC reorganized (the "Reorganization") its business operations by transferring certain assets, liabilities and personnel relating to the Company and approximately $40.0 million in cash (less approximately $2.0 million in related expenses) to the Company in exchange for 24,999,999 shares of common stock. Immediately after the Reorganization, the initial public offering of 25,000,000 shares of LBFC common stock was completed. The Reorganization has been accounted for in manner similar to a pooling of interests and therefore, the historical cost basis of the assets and liabilities transferred to the Company was carried over from AMC.

     The assets transferred to the Company included loans in process as of May 2, 1997, but did not include loans funded or servicing rights with respect to loans funded prior to May 2, 1997. The rights to loans which were originated by the Wholesale Division but remained unsold at May 2, 1997 were retained by AMC (the "Retained Loans"). The costs relating to the production of these loans were incurred and recorded by the Wholesale Division and are included in the Company's consolidated results of operations for 1997. These loans are included in loan production amounts reported for the Company for the year ended December 31, 1997. Subsequent to the Reorganization, the Company purchased the Retained Loans from AMC at the same price and at the same time that the Company sold these loans to independent, third-party purchasers. Because the gain from the sale of the Retained Loans was recorded after the Reorganization, and because the Company's stockholders did not receive any of the benefit of this gain, the Company did not include the gain from the sale of the Retained Loans as part of the Company's net earnings in 1997. The principal amount of the Retained Loans was approximately $33.8 million and the after-tax gain from the sale of these loans was approximately $807,000. The gains from the sale of the Retained Loans are not reflected either as income of the Wholesale Division of AMC or as income of the Company.

     Because the Reorganization was accounted for in a manner similar to a pooling of interests, the information contained within this report includes the following: (i) for the year ended December 31, 1997, combined results of operations represent activity for the Wholesale Division of AMC from January 1, 1997 through May 1, 1997 and activity for the Company from May 2, 1997 through December 31, 1997; and (ii) for the years ended December 31, 1996 and 1995, results of operations represent activity solely for the Wholesale Division of AMC. All of the benefits, rights and obligations relating to the operations and net earnings of the Wholesale Division of AMC, up to the date of the Reorganization, remained with AMC.

     The financial statements of the Company, up to the date of the Reorganization, have been prepared in part from records maintained by AMC. The historical financial statements of the Company, up to the date of the Reorganization, may not necessarily be indicative of the conditions that would have existed if the Company had operated as an independent entity. The financial statements, up to the date of the Reorganization, reflect key assumptions regarding the allocation of certain revenue and expense items and certain balance sheet accounts, many of which could be material. In particular, in cases involving assets, liabilities, revenues and expenses not specifically identifiable to any particular division of AMC, certain allocations were made to reflect the operations of the Company. These allocations were based on a variety of factors which management believes provide a reliable basis for the financial statements. A summary of the combined net earnings for the year ended December 31, 1997 follows:

                                            WHOLESALE      THE COMPANY
                                           DIVISION OF    MAY 2 THROUGH
                                               AMC        DEC. 31, 1997    COMBINED
                                           -----------    -------------    --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues...........................    $25,772         $66,894       $92,666
Total expenses...........................     15,841          34,992        50,833
Net earnings.............................      5,947          18,697        24,644
Basic earnings per share.................       0.24            0.75          0.99
Diluted earnings per share...............       0.24            0.72          0.96
Pro forma net earnings inclusive of gain
  on sale of Retained Loans..............      6,754          18,697        25,451
Pro forma basic earnings per share.......       0.27            0.75          1.02
Pro forma diluted earnings per share.....       0.27            0.72          0.99

     The primary components of the Company's revenues are gain on sales of loans and net interest income. Gain on sales of loans consists of: (i) the excess of the cash selling price over the outstanding principal balance of the loan (the "Gross Sales Premium"), minus (ii) the fees and other compensation paid to independent mortgage brokers and other lenders (the "Broker Fees"), plus (iii) capitalized servicing rights, and plus (iv) points and fees received from the borrower, offset by incremental direct loan origination costs. Gross Sales Premiums are affected by market conditions, loan type, credit quality, interest rate and other factors as negotiated between the Company and independent purchasers. The recorded net gain on sale of loans, as expressed as a percentage of loans sold, is the "Net Premium" realized for that period.

     Net interest income represents the difference between the interest that is earned on loans and other interest earning assets over the interest that is paid under the revolving warehouse credit facility. Net interest income can be affected by the volatility of interest rates, the level of interest earned on interest earning assets, the cost of interest on the revolving warehouse credit facility, the average amount of interest earning assets outstanding, and the average amount of borrowings outstanding. The Company received approximately $40.0 million in cash (less approximately $2.0 million in related expenses) as part of the Reorganization. The Company has adopted an investment policy which limits its investment activities to high-quality, short-term investments.

     Expenses include general and administrative expenses, provisions for losses, sub-servicing costs and income tax expense. Prior to the Reorganization, certain expenses, not specifically identifiable to any particular division of AMC, were allocated to AMC's various divisions, including the Wholesale Division. These allocations were prepared by AMC and, according to AMC, were based on a variety of factors which took into consideration loan origination volume, employee headcount, and historical ratios of direct expenses incurred by the divisions to total direct expenses. No assurance can be provided that future expenses incurred by the Company, as an independent entity, will be comparable to the historical levels allocated by AMC to the Wholesale Division.

     The following table presents the Company's loan originations and purchases and loan sales for the periods indicated (dollars in thousands):

                                                YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             1997          1996         1995
                                          ----------    ----------    --------
Loan originations and purchases.........  $1,685,742    $1,058,122    $592,542
Loan sales..............................   1,679,522     1,029,789     580,366

     The Company's primary channel of loan production is through its relationship with a network of approved independent mortgage brokers. The Company has established a sales force ("Account Executives") to serve as the principal contact between the Company and the independent mortgage brokers. The Company offers a variety of loan programs and products; however, substantially all loans originated by the Company are secured by first-lien mortgages on residential properties consisting of one- to four-unit family residences. In addition to originating loans through independent mortgage brokers, the Company purchases loans on a correspondent basis from other lenders. Loan purchases totaled $151.8 million or 9.0% of production for the year ended December 31, 1997, as compared to $32.3 million or 3.1% and $5.4 million or 0.9% for the years ended December 31, 1996 and 1995, respectively.

     The Company's geographic markets are divided into various regions. Once the Company determines that the level of current and projected business from a region warrants creation of a local presence, the Company establishes a Regional Processing Center in or near the region.

     The Company follows the practice of entering into forward commitments to sell its production. These forward commitments are typically made for the next 30 to 120 days of production. Prior to entering into a forward commitment, the Company evaluates prospective purchasers in order to assess their ability to fulfill the terms of the agreement. In the event that the coupon rate or margin of the loans originated and delivered to the purchaser are materially different from the terms of the forward commitment, the sales price of the loans will be adjusted accordingly.

     Loan sales are made to institutional purchasers on a nonrecourse basis pursuant to a purchase agreement containing customary representations and warranties regarding underwriting criteria and the origination process. The Company has not retained residual interests in the loans that it sells other than servicing rights. In addition, in the event of a breach of a representation or a warranty, the Company may be required to repurchase or substitute a new loan. The Company may also be required to repurchase or substitute a loan if the borrower defaults on the first payment due after the loan is funded or if the loan documentation contains fraudulent misrepresentations made by the borrower. Such repurchase or substitution may result in the Company recording a reduction in the gain on sale that it previously recognized and/or a loss. The Company realizes that such repurchases are inherent in its operations and that the Company may realize a reduction in the previously recognized gain on sale or sustain a loss from such repurchases. The Company provides allowances for losses to cover all such activities that arise in connection with originating loans and subsequently selling them to investors.

RESULTS OF OPERATIONS

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     The Company had substantial growth in 1997 as a result of increased loan originations and purchases in both existing and new markets. Net earnings increased by $15.3 million or 162.4% to $24.6 million in 1997 from $9.4 million in 1996.

     The primary factors that led to the improvement in net earnings recorded during 1997 as compared to 1996 include:

     - Increased loan production. Loan production increased by $627.6 million or 59.3% to $1.7 billion during the year ended December 31, 1997 as compared to the same period of 1996.

     - Increased loan sales. Loans sold during the year ended December 31, 1997 totaled $1.7 billion, an increase of $649.7 million or 63.1% over the same period of 1996.

     - Higher premiums received on the sale of loans. Net Premiums on the sale of loans during the year ended December 31, 1997 totaled 5.28% as compared to 4.92% for the same period of 1996.

     - Improved operational efficiencies. General and administrative expenses as a percent of loan production declined to 2.72% during the year ended December 31, 1997, from 3.29% during the same period in 1996.

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
Gain on sale of loans.......................................  $88,597   $50,699
Loan servicing and other fees, net..........................      715        --
Net interest income.........................................    3,354       461
                                                              -------   -------
          Total revenues....................................  $92,666   $51,160
                                                              =======   =======

     Total revenues increased by $41.5 million or 81.1% in 1997, compared to 1996, as a direct result of an increase in gain on sales of loans of $37.9 million or 74.8% in 1997, compared to 1996. The primary factors contributing to this increase are: (i) an increase in loan sales of 63.1% to $1.7 billion in 1997, as compared to 1996, and (ii) an increase in the Net Premiums on the sale of loans to 5.28% in 1997 from 4.92% in 1996.

     The increase in loan sales resulted from an increase in loan originations and purchases to $1.7 billion in 1997 from $1.1 billion in 1996, which reflects the Company's goal to profitably expand its broker-sourced business through penetration in its existing markets and expansion into new geographic markets. The number of Account Executives increased to approximately 232 at December 31, 1997 compared to approximately 120 at December 31, 1996. The Company's efforts to expand the number of approved independent mortgage brokers resulted in approximately 10,000 approved brokers at December 31, 1997 compared to approximately 7,000 approved brokers at December 31, 1996. During 1997, the Company originated loans in 48 states compared to 43 states during 1996. Loan originations in California during 1997 represented 34.4% of total loan production for the year.

     Net Premiums on the sale of loans increased in 1997 as a result of higher Gross Sales Premiums negotiated on loans sold, partially offset by both higher Broker Fees paid and a reduced level of capitalized mortgage servicing rights recognized at the time of sale. Gross Sales Premiums on loans sold increased to 6.03% in 1997 compared to 4.77% in 1996, while at the same time, Broker Fees increased to 1.36% of loans sold compared to 0.93% in 1996. Capitalized mortgage servicing rights recognized at the time of sale dropped to 0.43% in 1997 from 0.90% in 1996, primarily due to an increase in the estimated cost to service loans resulting from the need to contract with a sub-servicer immediately following the Reorganization.

     Investor demand for the type of product originated, the number of sources from which investors can obtain such products and the direction of mortgage interest rates all have a direct impact on the negotiated Gross Sales Premiums. A recent decline in interest rates for mortgage loans has resulted in a higher perception of prepayments which, coupled with an increase in the level of competition in the sub-prime sector, may negatively impact the Gross Sales Premiums the Company will be able to receive on future loan sales. Planned expansion in the retail loan origination channel, however, should result in a favorable impact on the Company's gain on sale since such originations do not result in any broker or correspondent fees paid. There can be no assurance provided that the Company will be able to maintain its historical level of Gross Sales Premiums and Net Premiums or that it will be able to generate sufficient volume in retail loan originations.

     Loan servicing and other fees totaled $715,000 in 1997, net of amortization of mortgage servicing rights totaling $231,000. The Company generally earns an annual 50 basis points on the outstanding principal balance of each loan it services, and retains the right to receive late fees and other charges in connection with the servicing of such loans. At December 31, 1997, the outstanding balance of the servicing portfolio totaled $896.2 million, including certain loans serviced on an interim basis until servicing is transferred to the purchasing investor. Prior to the Reorganization, all related loan servicing revenues were recognized by an affiliated division of AMC.

     Net interest income totaled $3.4 million in 1997, an increase of $2.9 million or 627.5%, compared to 1996. Such increase resulted from a higher level of loans held for sale during the period, partially offset by a higher level of advances under the revolving warehouse financing facility, coupled with investment returns from the Company's short-term investment securities. During 1997, the Company began utilizing its excess liquidity to fund a portion of its loan originations. This strategy resulted in higher levels of return on investments and allowed the Company the flexibility to transfer such loans to its warehouse line on a same-day basis.

     Expenses. The following table sets forth the components of the Company's expenses for the periods indicated:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             -----------------
                                                              1997      1996
                                                             -------   -------
                                                              (IN THOUSANDS)
Compensation...............................................  $32,229   $17,168
Premises and equipment.....................................    4,141     3,870
Other general and administrative...........................    7,206     4,900
                                                             -------   -------
     Total direct expenses.................................   43,576    25,938
Allocated expenses from AMC................................    2,294     8,900
                                                             -------   -------
     Total general and administrative......................   45,870    34,838
Provision for losses.......................................    4,028       350
Sub-servicing costs........................................      935        --
                                                             -------   -------
          Total expenses...................................  $50,833   $35,188
                                                             =======   =======

     Compensation expense increased 87.7% or $15.1 million in 1997 as compared to 1996. The increased level of compensation expense represents 85.4% of the total increase in direct general and administrative expenses in 1997 as compared to 1996. The primary reason for such increase is growth in the number of employees resulting from the Company's expansion of its loan production capabilities. The number of employees totaled 578 at December 31, 1997, up from 338 at December 31, 1996. The increase in compensation expense is also attributable to increases in commissions paid to production employees. Both the growth in the employee base and the increased commissions are directly related to increased loan production during 1997 as compared to 1996. Although total general and administrative expenses increased in 1997, as compared to 1996, such expenses declined as a percentage of loan production to 2.72% in 1997, as compared to 3.29% in 1996.

     Premises and equipment expenses increased by $271,000 or 7.0%, to $4.1 million in 1997, as compared to $3.9 million in 1996, reflecting an increase in occupancy costs related to growth in personnel forces to support the increased loan production as well as an increase in headquarters' space to support the Company as an independent entity since the Reorganization.

     Other general and administrative expenses increased by $2.3 million or 47.1% to $7.2 million in 1997, as compared to $4.9 million in 1996. The increase in other general and administrative expenses is primarily the result of increased infrastructure and indirect costs incurred in support of the Company's loan production. As more fully discussed in the Notes to the Company's Consolidated Financial Statements, since the Reorganization, the Company had entered into several agreements with AMC, pursuant to which AMC provided data processing, human resources and, through August 1997, mail room services to the Company. The Company has paid $1.1 million to AMC for such services during 1997 since the Reorganization. The Company has developed an internal capacity for these functions and has given AMC notice to curtail those agreements. Expenses as a percent of production may increase due to the development of those independent capabilities to replace contracted services initially being provided by AMC. In addition, the Company provided certain services to AMC, as described in Note 11 to the Company's Consolidated Financial Statements. The Company has received $440,000 from AMC for such services during 1997 since the Reorganization. The Company has received notice from AMC to curtail those services.

     Prior to the Reorganization, the Wholesale Division received an allocation of expenses from AMC, as detailed in Note 1 to the Company's Consolidated Financial Statements. Immediately following the

Reorganization, such allocations ceased as the Company now incurs all of its expenses directly. In 1997, such allocated expenses from AMC totaled $2.3 million compared to $8.9 million in 1996.

     Provision for losses increased to $4.0 million in 1997 compared to $350,000 in 1996. Prior to the Reorganization, the Wholesale Division received an allocation from AMC based on the total provision for losses recorded by AMC. Such allocation totaled $2.8 million in 1997 and is primarily the result of a loss recorded by AMC related to the repurchase of certain loans in 1997. Provision for losses totaling $1.2 million has been recorded by the Company since the Reorganization to provide for any future losses resulting from breaches of representations and warranties, first payment defaults, and other factors.

     As more fully discussed in Note 11 to the Company's Consolidated Financial Statements, since the Reorganization, the Company has entered into an agreement with AMC pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company after the Reorganization. The Company has agreed to pay AMC a 45 basis point annual servicing fee on the outstanding principal balance of each loan sub-serviced. Such sub-servicing costs in 1997 amounted to $935,000.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     The Company had substantial growth in 1996 as a result of increased loan originations and purchases in both existing and new markets. Total revenues increased $19.3 million or 60.5% to $51.2 million in 1996 from $31.9 million in 1995. During the same period, The Company's total expenses increased $13.3 million or 60.6% to $35.2 million in 1996 compared to $21.9 million in 1995. As a result, net earnings increased $3.6 million or 62.2% to $9.4 million in 1996 from $5.8 million in 1995.

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             -----------------
                                                              1996      1995
                                                             -------   -------
                                                              (IN THOUSANDS)
Gain on sale of loans......................................  $50,699   $31,691
Net interest income........................................      461       182
                                                             -------   -------
          Total revenues...................................  $51,160   $31,873
                                                             =======   =======

     The increase in revenues was due primarily to an increase of $465.6 million or 78.6% in loan originations and purchases to $1.1 billion in 1996 compared to $592.5 million in 1995, which resulted in increased loan sales. The increase in loan originations and purchases was due to both increased production in existing markets and expansion into new markets.

     Gain on sale of loans increased $19.0 million or 60.0% to $50.7 million in 1996 from $31.7 million in 1995. The increase was due primarily to the 78.6% increase in loan originations and purchases during 1996. Loan sales totaled $1.0 billion in 1996 with a weighted average gain on sale of 4.92%. During 1995, loan sales totaled $580.4 million with a weighted average gain on sale of 5.46%. The decline in weighted average gain on sale was attributable to fixed rate loans, which typically yield a lower average gain on sale than adjustable rate loans, constituting 37.1% of the loans sold in 1996 compared to 13.3% of the loans sold in 1995.

     Net interest income increased $279,000 or 153.3% to $461,000 in 1996 from $182,000 in 1995. This increase was due to a higher balance of loans held for sale during 1996 as a result of the increase in loan originations and purchases during the year, partially offset by greater short-term borrowings under the warehouse financing facility to fund the increased loan originations and purchases.

     Expenses. The following table sets forth the components of the Company's expenses for the periods indicated:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                            1996       1995
                                                           -------    -------
                                                             (IN THOUSANDS)
Compensation.............................................  $17,168    $ 9,352
Premises and equipment...................................    3,870      3,009
Other general and administrative.........................    4,900      2,591
                                                           -------    -------
     Total direct expenses...............................   25,938     14,952
Allocated expenses from AMC..............................    8,900      6,960
                                                           -------    -------
     Total general and administrative....................   34,838     21,912
Provision for losses.....................................      350         --
                                                           -------    -------
          Total expenses.................................  $35,188    $21,912
                                                           =======    =======

     Compensation expense increased $7.8 million or 83.6% to $17.2 million in 1996 from $9.4 million in 1995. The primary reason for the increase was due to an increase in the number of employees from 175 at December 31, 1995 to 338 at December 31, 1996. Also contributing to the increase was an increase in commissions paid to employees in 1996. Both of such increases were due to an increase in loan volume to $1.1 billion in 1996 from $592.5 million in 1995.

     Premises and equipment expenses increased $861,000 or 28.6% to $3.9 million in 1996 compared to $3.0 million in 1995. Such increase was due to the establishment of 18 new loan origination offices and two regional processing centers and the relocation of the corporate headquarters to a larger facility during 1996. New computer and office equipment was also added during 1996 to support the Company's expanded work force.

     Other general and administrative expenses increased $2.3 million or 89.1% to $4.9 million in 1996 compared to $2.6 million in 1995. Such increase was due to the expansion of the Company's loan origination office network and increased loan originations during 1996 which resulted in increased marketing, office supplies, courier services and other related costs. In addition, a higher level of legal and professional services were required during 1996 to complete the DOJ settlement in September 1996.

     Allocated expenses from AMC increased $1.9 million or 27.9% to $8.9 million in 1996 compared to $7.0 million in 1995. Such increase was primarily the result of $1.1 million of DOJ settlement costs allocated in 1996 compared to $0.3 million of settlement cost allocated in 1995.

     Allocated provision for losses from AMC totaled $350,000 in 1996, with no comparable allocation in 1995.

Income Taxes

     The effective income tax rates for 1997, 1996 and 1995 were 41.1%, 41.2% and 41.9%, respectively. Prior to the Reorganization, the Wholesale Division was not a separate legal entity for tax purposes. Because the Wholesale Division was part of AMC until the Reorganization, AMC is responsible for payment of federal and state income taxes attributable to income earned by the Wholesale Division of AMC prior to the Reorganization.

     As discussed in Note 7 to the Company's Consolidated Financial Statements, the amortization of the deferred tax asset has no impact on the Company's provision for income taxes, rather it reduces the amount of income taxes payable to the Internal Revenue Service ("IRS"). In 1997, the Company recorded $1.6 million of amortization related to the deferred tax asset.

FINANCIAL CONDITION

     The Company's financial position gained strength in 1997 as a result of its profitable operating results along with completion of the Reorganization and initial public offering of its common stock.

     The Reorganization was accounted for in a manner similar to a pooling of interests. Therefore, for financial reporting purposes, the Company recorded the assets transferred from AMC at their historical cost basis. The assets transferred from AMC to the Company included approximately $40.0 million in cash (less approximately $2.0 million in related expenses) and $1.7 million in furniture, equipment and other fixed assets. The Company assumed certain liabilities relating to lease obligations associated with equipment and property acquired by the Company and accrued vacation and other employee benefit obligations associated with personnel transferred to the Company. The Company did not acquire or assume any of the rights or obligations relating to: (i) loans funded prior to the Reorganization, (ii) servicing rights related to loans funded prior to the Reorganization, or (iii) any other liability arising from operations of the Wholesale Division of AMC prior to the Reorganization.

     Additionally, the Company acquired a number of intangible assets at the time of the Reorganization. These intangible assets include: (i) the sole right to the Long Beach Mortgage name, (ii) the going-concern value of the existing and established approved customer base of independent mortgage brokers that had been developed by the Wholesale Division of AMC, (iii) the employees of the Wholesale Division, and (iv) other intangible assets. As discussed in Note 7 to the Consolidated Financial Statements, for federal income tax purposes, the transfer of assets at the time of the Reorganization was treated as a taxable sale of assets. Based upon the offering price of $6.50 per share, the excess of the tax basis of the Company's net assets over their book value was approximately $117.5 million, resulting in a gross deferred tax asset of $47.0 million. The Company recorded a net deferred asset of $36.0 million to take into account the potential that the IRS may disallow some portion of the resulting deduction. The Company is amortizing the deferred asset over a 15-year period. Such amortization will have no impact on the Company's reported net earnings, but will reduce the amount of taxable liability due to the IRS. The Company currently believes that it is probable that the Company will generate sufficient taxable income to realize the benefits associated with the net deferred tax asset through future tax deductions. However, if the Company determines that estimated future earnings are not sufficient to realize the deferred tax benefit, the Company will establish a valuation allowance for the impairment of the deferred tax assets, through a charge to the income tax provision, which will result in a reduction of net earnings.

     A substantial portion of the Company's cash and cash equivalents are maintained in an account with its warehouse lender. The Company earns interest on these funds at a yield that approximates the 30 day reserve adjusted London Inter-Bank Offered Rate ("LIBOR"). At December 31, 1997, cash and cash equivalents included $9.0 million in funds which were borrowed from its warehouse lender for the funding of loans. Such advances were not needed and were repaid to the warehouse lender the following day.

     As discussed in more detail in Liquidity and Capital Resources, the Company's investment securities consists of high-quality, short-term securities. At December 31, 1997, the largest component of the Company's investment securities consisted of a money market mutual fund, which limits it holdings to government securities. These securities are available for sale, and their market value approximated their historical cost basis at December 31, 1997.

     Loans held for sale decreased $32.3 million from the prior year level, reflecting the increase in loan sales activity over the same period and the increase in receivable from the sales of loans, as discussed below. Loans held for sale are valued at the lower of their historical cost basis or market value, determined on an aggregate basis. At December 31, 1997, the market value of these loans exceeded their historical cost basis.

     Receivable from the sales of loans represents the proceeds from the sales of loans that have not been received by the Company from the purchaser. Receivable from the sales of loans increased $118.0 million from the prior year level, reflecting the increase in loan sales activity over the same period. As of February 28, 1998, all proceeds related the receivable from the sales of loans had been collected.

     At December 31, 1997, the Company had recorded $3.1 million of capitalized servicing rights, net of amortization which totaled $231,000 in 1997. The Company, in its capacity as a master servicer, has contracted with a sub-servicer, AMC, to provide loan servicing in exchange for an annual fee of 45 basis points on the outstanding principal balance of each loan sub-serviced. When the Company sells its loans, it typically retains approximately 50 basis points of servicing. Additionally, the Company generally retains the right to receive late fees and other charges in connection with the servicing of the loans. The Company anticipates that it will develop an internal capacity to service its loans in the future. Its current arrangement with AMC may be terminated at any time after November 2, 1998, upon six months prior written notice or in the event AMC defaults on its obligation as a sub-servicer. Capitalized servicing rights are subject to downward valuation in the event that the market value of the servicing is lower than the recorded amounts, which typically occurs when the related loans have higher ratios of loss (charge-offs) and/or rates of prepayment than had been predicted at the time of sale. Prior to the Reorganization, immediately after sale of the loans, the Company transferred the related servicing rights to an affiliated division of AMC at their carrying value.

     The Company's capitalization is as follows, for the periods indicated (dollars in thousands):

                                                   AS OF DECEMBER 31,
                                            ---------------------------------
                                                 1997               1996
                                            ---------------    --------------
Warehouse financing facility..............  $146,271     62%   $72,829     98%
Divisional equity.........................        --     --      1,137      2
Stockholders' equity......................    90,745     38         --     --
                                            --------    ---    -------    ---
          Total capitalization............  $237,016    100%   $73,966    100%
                                            ========    ===    =======    ===

     Warehouse financing facility increased $73.4 million over the prior year level as a result of the increase in loan originations and purchases over the same period. However, as a percentage of total capitalization, warehouse financing facility reflects a significant decrease over the prior year percentage. Stockholders' and divisional equity increased $89.6 million over 1996, reflecting profitable operating results for the current year along with the completion of the Reorganization and initial public offering of common stock during 1997. These increases were partially offset by treasury stock purchases of $3.3 million during 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $38.8 million in cash and cash equivalents at December 31, 1997, reflecting positive cash flows generated since the Reorganization. Prior to the Reorganization, all cash generated by the Wholesale Division of AMC was collected by AMC, and as such, cash and cash equivalents for the Company reflect zero balances for the years ending December 31, 1996 and 1995. Nonetheless, the Company has historically generated positive cash flow. Sources of cash flow include loan sales, net interest income and borrowings. Uses of cash include the funding of loan originations and purchases, repayment of borrowings and related interest expenses, operating and administrative expenses, income taxes and capital expenditures.

     The Company funds its operations through its cash reserves, loan sales, net earnings and a revolving warehouse credit facility under which it borrows money to finance the origination and purchase of loans. Additionally, the Company may utilize its cash reserves to fund its loan production in order to maximize the return on its excess liquidity. The Company repays borrowings with the proceeds from its loan sales. During the years ended December 31, 1997, 1996 and 1995, the Company used cash in the amount of $1.7 billion, $1.1 billion and $592.5 million, respectively, for new loan originations and purchases. During the same periods, the Company received cash proceeds from the sale of loans of $1.7 billion, $1.0 billion and $580.4 million, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such loans sales of $96.5 million, $48.7 million and $31.3 million, respectively, for 1997, 1996 and 1995.

     Prior to the Reorganization, the Wholesale Division funded loans by borrowing under AMC's revolving warehouse credit facility. Since the date of the Reorganization, the Company has in place a $200.0 million warehouse financing facility provided by a syndicate of banks led by Chase Bank of Texas which expires on March 31, 1999, unless earlier terminated or extended in accordance with its terms. The facility was increased to $250 million in January 1998 and an increase to $300 million is pending. The Company was in compliance with all of its covenants surrounding its warehouse financing at December 31, 1997. The weighted-average interest rate on the warehouse line was 7.23% at December 31, 1997.

     Subsequent to the Reorganization, the Company adopted an investment program for its available liquidity. The objectives of this program are to preserve the capital of the Company while maintaining flexibility for strategic opportunities. The Company's investment strategy seeks to maximize its returns within the policy's objectives. The weighted-average yield on the Company's investment portfolio at December 31, 1997 was 5.86%.

     The Company will also be using its available liquidity to repurchase shares of its stock on the open market. Pursuant to a stock repurchase plan adopted by the Board of Directors in October 1997, the Company is authorized to repurchase up to 2.5 million shares of the Company's common stock through the end of September 1999. During 1997, the Company used $3.3 million of available liquidity to purchase 300,000 shares of its common stock. In January 1998, the Company used $3.0 million of available liquidity to purchase an additional 292,682 shares of its common stock.

     The Company's desire to retain its flexibility, with respect to its available liquidity, is due, in part, to certain of the Company's strategic plans for the future. The Company is evaluating various strategies for expanding its retail loan production operation as well as developing a loan servicing operation. The development of an internal computer data center was in process during 1997 and completed in February 1998. Additionally, new Regional Processing Centers will be established to support the Company's capacity for increased wholesale loan production. Each of these strategies require capital investment.

     The Company is aware of ensuing issues involving the upcoming date change from December 31, 1999 to January 1, 2000 ("Year 2000") and the effect of such change on the Company's information systems. In order to identify and minimize any impact that Year 2000 may have on the Company, a task force was established to evaluate operational activities that could be affected by such date change. As part of the evaluation, both internal and external systems were identified as critical to the Company's operations. As a result, the task force is currently developing a detailed operational plan to resolve any issues and risks identified in the initial examination. The task force has estimated that the majority of the primary issues surrounding Year 2000 will be resolved by the end of 1998. The Company does not believe that the cost of addressing all of the issues associated with becoming Year 2000 compliant will have a material impact on its results of operations or financial condition.

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

ACCOUNTING CONSIDERATIONS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for annual periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other items reported in a financial statement. The adoption of SFAS No. 130 will not have a material impact on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods beginning after December 15, 1997. This statement established standards for the method in which public entities report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographical areas, and major customers. The adoption of SFAS No. 131 will not have a material impact on the Company's financial statements.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for annual and interim periods beginning after December 15, 1997. This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans but instead standardizes the disclosure requirements to the extent practicable, requiring additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminating certain disclosures that are no longer deemed useful. The adoption of SFAS No. 132 will not have a material impact on the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements beginning on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth under the caption "Executive Compensation and Other Information" in the Company's definitive Proxy Statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the caption "Executive Compensation and Other Information" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:

Consolidated Statements of Financial Condition:
  As of December 31, 1997 and 1996..........................     F-2
Consolidated Statements of Operations:
  For each of the three years in the period ended December
     31, 1997...............................................     F-3
Consolidated Statements of Stockholders' and Divisional
  Equity:
  For each of the three years in the period ended December
     31, 1997...............................................     F-4
Consolidated Statements of Cash Flows:
  For each of the three years in the period ended December
     31, 1997...............................................     F-5
Notes to the Consolidated Financial Statements:
  For each of the three years in the period ended December
     31, 1997...............................................     F-6
Independent Auditors' Report................................    F-25

     2. Exhibits

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
* 3.1      Amended and Restated Certificate of Incorporation of Long
           Beach Financial Corporation. (Incorporated by reference to
           Exhibit 3.1 to the Company's Registration Statement on Form
           S-1, Commission File No. 333-22013)
* 3.2      Bylaws of Long Beach Financial Corporation. (Incorporated by
           reference to Exhibit 3.2 to the Company's Registration
           Statement on Form S-1, Commission File No. 333-22013)
* 4.1      Specimen of the Common Stock of Long Beach Financial
           Corporation. (Incorporated by reference to Exhibit 4.1 to
           the Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.1      Administrative Services Agreement among Long Beach Mortgage
           Company, Long Beach Financial Corporation and Ameriquest
           Mortgage Company. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with
           the Securities and Exchange Commission on June 12, 1997)
*10.2      Form of Master Sub-Servicing Agreement, between Long Beach
           Mortgage Company and Ameriquest Mortgage Corporation
           Company. (Incorporated by reference to Exhibit 10.2 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.3      4/97 Senior Secured Credit Agreement, among Ameriquest
           Mortgage Corporation and Texas Commerce Bank National
           Association, as Lender and Agent. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
           Form S-1, Commission File No. 333-22013)
*10.4      Form of Director/Officer Indemnification Agreement.
           (Incorporated by reference to Exhibit 10.4 to the Company's
           Registration Statement on Form S-1, Commission File No.
           333-22013)
*10.5      Contribution Agreement, between Ameriquest Capital
           Corporation, Long Beach Mortgage Company, Long Beach
           Financial Corporation and Ameriquest Mortgage Corporation
           Company. (Incorporated by reference to Exhibit 10.5 to the
           Company's Quarterly Report on Form 10-Q filed with the
           Securities and Exchange Commission on June 12, 1997)

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
*10.6      1997 Stock Incentive Plan. (Incorporated by reference to
           Exhibit 10.6 to the Company's Registration Statement on Form
           S-1, Commission File No. 333-22013)
*10.7      Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and M. Jack
           Mayesh. (Incorporated by reference to Exhibit 10.7 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.8      Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and Edward
           Resendez. (Incorporated by reference to Exhibit 10.8 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.9      Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and Frank J.
           Curry. (Incorporated by reference to Exhibit 10.9 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.10     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and James H.
           Leonetti. (Incorporated by reference to Exhibit 10.10 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.11     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and James J.
           Sullivan. (Incorporated by reference to Exhibit 10.11 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.12     Department of Justice Settlement Agreement. (Incorporated by
           reference to Exhibit 10.12 to the Company's Registration
           Statement on Form S-1, Commission File No. 333-22013)
*10.13     Employment Agreement, between Long Beach Financial
           Corporation, Long Beach Mortgage Company and William K.
           Komperda. (Incorporated by reference to Exhibit 10.13 to the
           Company's Quarterly Report on Form 10-Q filed with the
           Securities and Exchange Commission on June 12, 1997)
*10.14     Form of Amendment to Employment Agreement, among Long Beach
           Financial Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh, Edward Resendez, Frank J. Curry, James H.
           Leonetti, and James J. Sullivan. (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form
           10-Q filed with the Securities and Exchange Commission on
           November 12, 1997)
27         Financial Data Schedule.

---------------
*  Previously filed.

(b) Reports on Form 8-K

    Long Beach Financial Corporation filed the following Current Reports on Form 8-K during the quarterly period ended December 31, 1997:

                                       FINANCIAL
 DATE OF REPORT    ITEMS REPORTED   STATEMENTS FILED
 --------------    --------------   ----------------
November 18, 1997    5, 7              None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1998

                                          LONG BEACH FINANCIAL CORPORATION

                                          By:      /s/ M. JACK MAYESH
                                            ------------------------------------
                                                       M. Jack Mayesh
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on date indicated.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                   /s/ M. JACK MAYESH                     Chairman of the Board of       March 30, 1998
--------------------------------------------------------  Directors and Chief Executive
                     M. Jack Mayesh                       Officer (Principal Executive
                                                          Officer)

                  /s/ EDWARD RESENDEZ                     President, Director            March 30, 1998
--------------------------------------------------------
                    Edward Resendez

                 /s/ JAMES H. LEONETTI                    Chief Financial Officer,       March 30, 1998
--------------------------------------------------------  Senior Vice President
                   James H. Leonetti                      (Principal Financial Officer)

                 /s/ DAVID E. ENGELMAN                    Director                       March 30, 1998
--------------------------------------------------------
                   David S. Engelman

                 /s/ RICHARD A. KRAEMER                   Director                       March 30, 1998
--------------------------------------------------------
                   Richard A. Kraemer

                /s/ C. STEPHEN MANSFIELD                  Director                       March 30, 1998
--------------------------------------------------------
                  C. Stephen Mansfield

                        LONG BEACH FINANCIAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Statements of Financial Condition:
  As of December 31, 1997 and 1996..........................  F-2
Consolidated Statements of Operations:
  For each of the three years in the period ended December
     31, 1997...............................................  F-3
Consolidated Statements of Stockholders' and Divisional
  Equity:
  For each of the three years in the period ended December
     31, 1997...............................................  F-4
Consolidated Statements of Cash Flows:
  For each of the three years in the period ended December
     31, 1997...............................................  F-5
Notes to the Consolidated Financial Statements:
  For each of the three years in the period ended December
     31, 1997...............................................  F-6
Independent Auditors' Report................................  F-25

                        LONG BEACH FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        AS OF DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                  1997           1996
                                                              ------------    -----------
Cash and cash equivalents...................................  $ 38,782,000    $        --
Investment securities available for sale....................     3,793,000             --
Loans held for sale (Note 6)................................    17,241,000     49,580,000
Receivable from the sales of loans..........................   143,088,000     25,103,000
Premises and equipment, net (Note 4)........................     3,620,000      2,033,000
Deferred income taxes (Note 7)..............................    34,400,000      2,120,000
Capitalized mortgage servicing rights (Note 5)..............     3,054,000             --
Prepaid expenses and other assets...........................     4,110,000        914,000
                                                              ------------    -----------
          Total assets......................................  $248,088,000    $79,750,000
                                                              ============    ===========

                   LIABILITIES AND STOCKHOLDERS' AND DIVISIONAL EQUITY

Liabilities:
Warehouse financing facility (Note 6).......................  $146,271,000    $72,829,000
Accounts payable and accrued liabilities....................     8,280,000      5,784,000
Accrued income taxes payable (Note 7).......................     2,792,000             --
                                                              ------------    -----------
     Total liabilities......................................   157,343,000     78,613,000

Commitments and contingencies (Note 12).....................            --             --

Stockholders' and divisional equity (Notes 2 and 8):
Common stock, $.001 par value; 150.0 million shares
  authorized; 25.0 million shares issued with 24.7 million
  shares outstanding........................................        25,000             --
Additional paid in capital..................................    75,307,000             --
Divisional equity...........................................            --      1,137,000
Retained earnings...........................................    18,697,000             --
Treasury stock, at cost; 300,000 shares for 1997............    (3,284,000)            --
                                                              ------------    -----------
     Total stockholders' and divisional equity..............    90,745,000      1,137,000
                                                              ------------    -----------
          Total liabilities and stockholders' and divisional
            equity..........................................  $248,088,000    $79,750,000
                                                              ============    ===========

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                                   1997             1996              1995
                                                -----------    --------------    --------------
REVENUES:
Gain on sale of loans.........................  $88,597,000     $50,699,000       $31,691,000
Loan servicing and other fees on loans........      946,000              --                --
Amortization of mortgage servicing rights.....     (231,000)             --                --
Interest income...............................   10,492,000       3,275,000         2,494,000
Interest expense..............................   (7,138,000)     (2,814,000)       (2,312,000)
                                                -----------     -----------       -----------
Net interest income...........................    3,354,000         461,000           182,000
                                                -----------     -----------       -----------
Net operating income..........................   92,666,000      51,160,000        31,873,000
EXPENSES:
Compensation expense..........................   32,229,000      17,168,000         9,352,000
Premises and equipment expenses...............    4,141,000       3,870,000         3,009,000
Other general and administrative expenses.....    7,206,000       4,900,000         2,591,000
Corporate administrative charges (Note 1).....    2,294,000       8,900,000         6,960,000
Provision for losses..........................    4,028,000         350,000                --
Sub-servicing costs (Note 11).................      935,000              --                --
                                                -----------     -----------       -----------
Total expenses................................   50,833,000      35,188,000        21,912,000
                                                -----------     -----------       -----------
Earnings before income taxes..................   41,833,000      15,972,000         9,961,000
Provision for income taxes (Note 7)...........   17,189,000       6,580,000         4,169,000
                                                -----------     -----------       -----------
Net earnings (Note 2).........................  $24,644,000     $ 9,392,000       $ 5,792,000
                                                ===========     ===========       ===========
Basic earnings per share (Note 9).............  $      0.99    Not Applicable    Not Applicable
                                                ===========
Diluted earnings per share (Note 9)...........  $      0.96    Not Applicable    Not Applicable
                                                ===========

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND DIVISIONAL EQUITY FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                        ADDITIONAL    DIVISIONAL
                              COMMON      PAID IN      (DEFICIT)     RETAINED      TREASURY
                               STOCK      CAPITAL       EQUITY       EARNINGS        STOCK         TOTAL
                              -------   -----------   -----------   -----------   -----------   -----------
BALANCE, JANUARY 1, 1995....  $    --   $        --   $  (862,000)  $        --   $        --   $  (862,000)
Net change in divisional
  deficit arising from
  intracompany transactions
  (Note 1)..................       --            --    (3,198,000)           --            --    (3,198,000)
Net earnings................       --            --     5,792,000            --            --     5,792,000
                              -------   -----------   -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31,
  1995......................       --            --     1,732,000            --            --     1,732,000
Net change in divisional
  deficit arising from
  intracompany transactions
  (Note 1)..................       --            --    (9,987,000)           --            --    (9,987,000)
Net earnings................       --            --     9,392,000            --            --     9,392,000
                              -------   -----------   -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31,
  1996......................       --            --     1,137,000            --            --     1,137,000
Net earnings (Note 2).......       --            --     5,947,000    18,697,000            --    24,644,000
Purchase of treasury
  stock.....................       --            --            --            --    (3,284,000)   (3,284,000)
Net change in divisional
  equity arising from
  intracompany transactions
  (Note 1)..................       --            --    (3,852,000)           --            --    (3,852,000)
Reorganization of Long Beach
  Financial Corporation
  (Note 1)..................   25,000    75,307,000    (3,232,000)           --            --    72,100,000
                              -------   -----------   -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31,
  1997......................  $25,000   $75,307,000   $        --   $18,697,000   $(3,284,000)  $90,745,000
                              =======   ===========   ===========   ===========   ===========   ===========

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                                  1997               1996              1995
                                             ---------------    ---------------    -------------
Cash Flows from Operating Activities:
Net earnings...............................  $    24,644,000    $     9,392,000    $   5,792,000
Adjustments to reconcile net earnings to
  net cash used in operating activities:
  Depreciation and amortization of
     premises, equipment and warehouse
     financing facility issuance costs.....        1,106,000          1,270,000          900,000
  Loans originated and purchased for
     sale..................................   (1,685,742,000)    (1,058,122,000)    (592,542,000)
  Proceeds from sales of loans held for
     sale..................................    1,679,522,000      1,029,789,000      580,366,000
  Noncash gain recognized on capitalization
     of mortgage servicing rights..........       (7,259,000)        (9,225,000)      (4,144,000)
  Amortization of capitalized mortgage
     servicing rights......................          231,000                 --               --
  Deferred income taxes....................        2,131,000         (1,238,000)        (562,000)
  Changes in:
     Receivable from sale of loans.........     (143,872,000)       (25,103,000)              --
     Accounts payable and accrued
       liabilities.........................        5,894,000          3,351,000          523,000
     Accrued income taxes payable..........        2,792,000                 --               --
  Other....................................       (5,018,000)           (91,000)         545,000
                                             ---------------    ---------------    -------------
       Net cash used in operating
          activities.......................     (125,571,000)       (49,977,000)      (9,122,000)
Cash Flows from Investing Activities:
  Purchases of premises and equipment......       (2,278,000)        (1,232,000)        (721,000)
  Purchase of investment securities
     available for sale....................     (163,869,000)                --               --
  Maturity of investment securities
     available for sale....................      160,094,000                 --               --
                                             ---------------    ---------------    -------------
       Net cash used in investing
          activities.......................       (6,053,000)        (1,232,000)        (721,000)
Cash Flows from Financing Activities:
  Net change in warehouse financing
     facility..............................      135,568,000         51,971,000        8,897,000
  Cash provided to AMC prior to the
     Reorganization........................       (3,852,000)        (9,987,000)      (3,198,000)
  Proceeds from mortgage servicing rights
     transferred to AMC....................        3,974,000          9,225,000        4,144,000
  Reorganization and capitalization of
     LBFC..................................       38,000,000                 --               --
  Purchase of treasury stock...............       (3,284,000)                --               --
                                             ---------------    ---------------    -------------
       Net cash provided by financing
          activities.......................      170,406,000         51,209,000        9,843,000
Net increase in cash and cash
  equivalents..............................       38,782,000                 --               --
  Cash and cash equivalents, beginning of
     the year..............................               --                 --               --
                                             ---------------    ---------------    -------------
  Cash and cash equivalents, end of the
     year..................................  $    38,782,000    $            --    $          --
                                             ===============    ===============    =============

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

NOTE 1. DESCRIPTION OF THE BUSINESS, INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION

  Description of the Business

     Long Beach Financial Corporation ("LBFC"), through its wholly-owned subsidiary, Long Beach Mortgage Company ("LBMC") (collectively, the "Company"), is currently engaged in the business of originating, purchasing and selling subprime residential mortgage loans secured by one- to four-unit family residences. The Company originates loans primarily through independent mortgage loan brokers. The Company's core borrower base consists of individuals who do not qualify as traditional "A" credit borrowers because their credit history, debt to income ratio or other factors do not conform to standard agency lending criteria.

     The Company follows a strategy of selling substantially all of its loan originations in the secondary market through loan sales for cash. Prior to each fiscal quarter, the Company generally obtains a purchase commitment from one or more loan purchasers for the volume of loans expected to be originated during such quarter. As a result, the Company endeavors to have a buyer for each loan at the time it is funded and, therefore, can deliver loans and receive payments for the loans shortly after funding.

     LBFC was incorporated in January 1997. At the time of incorporation, LBFC was a wholly-owned subsidiary of a company now known as Ameriquest Mortgage Company ("AMC"). AMC conducted its mortgage lending business through four divisions: (i) the direct-sourced lending division, (ii) the broker-sourced lending division, (iii) the automobile loan lending division, and (iv) the loan servicing division. LBFC was formed to facilitate the public sale of AMC's broker-sourced lending division. All references to the "Wholesale Division" herein shall be deemed to include the operations of the broker-sourced lending division of AMC prior to the Reorganization (defined below).

  Initial Public Offering

     On April 28, 1997, LBFC's Registration Statement on Form S-1 under the Securities Act of 1933, as amended (the "Registration Statement"), relating to the initial public offering of its common stock, was declared effective. The initial public offering of 22,504,000 shares of common stock closed at a price of $6.50 per share on May 2, 1997. On May 14, 1997, the underwriters purchased an additional 2,496,000 shares of common stock at a price of $6.50 per share following their exercise of the overallotment option, resulting in a total of 25,000,000 shares sold in the initial public offering (the "Offering").

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

     Additionally, the Company acquired the going-concern value of the existing and established approved customer base listing of independent brokers and the sole right to the "Long Beach Mortgage Company" name. The Company did not assume any liabilities of AMC other than certain liabilities associated with equipment and property leases acquired by the Company and accrued vacation and other employee benefits for personnel transferred to the Company. The Reorganization has been accounted for in a manner similar to a pooling of interests; therefore, the historical cost basis of the assets and liabilities transferred to the Company was carried over from the Wholesale Division of AMC.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     The transfer of the assets and personnel described above by AMC to the Company was treated for federal income tax purposes as a taxable sale of assets. As a result, the tax basis of the assets transferred from AMC to the Company in the Reorganization was increased to their fair market value (determined by reference to the initial public offering price.) As discussed more fully in Note 7 to the Consolidated Financial Statements, such tax basis is generally expected to produce a tax benefit to the Company in future tax years. Accordingly, the Company recorded a deferred tax asset of $36.0 million (with a corresponding credit to additional paid-in capital) for the tax effect of the excess of the tax basis of the Company's assets following the Reorganization and the Offering, over their net book value.

  Basis of Presentation

     The consolidated financial statements include the accounts of LBFC and its subsidiary LBMC and are prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company had no separate operations through the date of the Reorganization and all rights, benefits and obligations relating to the operations and net earnings of the Wholesale Division of AMC, up to the date of the Reorganization, remained with AMC. However, because the Reorganization has been accounted for in a manner similar to a pooling of interests, the results of operations reported for the year ended December 31, 1997 include: (i) the operating results of the Wholesale Division of AMC from January 1, 1997 through May 1, 1997 (the "1997 Operating Results of the Wholesale Division of AMC"), and
(ii) the operating results of the Company from May 2, 1997 to December 31, 1997 (the "Company's Results of Operations"). Collectively, the combination of the 1997 Operating Results of the Wholesale Division of AMC and the Company's Results of Operations represent the "Consolidated Results of Operations for the Year Ended December 31, 1997."

     Cash flows for the year ended December 31, 1997 include: (i) cash flows of the Wholesale Division of AMC from January 1, 1997 through May 1, 1997 (the "1997 Cash Flows of the Wholesale Division of AMC"), and (ii) the Company's cash flows from May 2, 1997 through December 31, 1997 (the "Company's Cash Flows"). Collectively, the combination of the 1997 Cash Flows of the Wholesale Division of AMC and the Company's Cash Flows represent the "Consolidated Cash Flows for the Year Ended December 31, 1997."

     Also included in the accompanying financial statements are: (i) the results of operations for the Wholesale Division of AMC for the years ended December 31, 1996 and 1995, (ii) the financial condition of the Wholesale Division of AMC as of December 31, 1996, and (iii) the cash flows of the Wholesale Division of AMC for the years ended December 31, 1996 and 1995. All such information included or used in the preparation of this report has been prepared from records maintained by AMC and provided to the Company by AMC.

     In connection with the Reorganization described above, AMC transferred to the Company certain assets and liabilities relating to the Wholesale Division. AMC, however, retained certain assets and liabilities reflected on the books of the Wholesale Division as of May 1, 1997 including: (i) loans held for sale totaling $39.3 million, (ii) receivables from the sales of loans totaling $25.9 million, (iii) servicing rights and (iv) borrowings under the warehouse financing facility totaling $62.0 million. Accordingly, the balances of these assets and liabilities at May 1, 1997 are not reflected in the beginning balances of the Company as of May 2, 1997. The Consolidated Statements of Stockholders' and Divisional Equity and Cash Flows reflect an adjustment to eliminate these assets and liabilities retained by AMC. The Consolidated Statements of Cash Flows include changes in balances from January 1, 1997 through May 1, 1997 combined with changes in balances from May 2, 1997 through December 31, 1997.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     In the normal course of business prior to the reorganization on May 2, 1997, the Wholesale Division had various transactions with other divisions of AMC that are material in amount. The financial statements and financial data of the Wholesale Division of AMC included in the accompanying financial statements reflect key assumptions regarding the allocation of certain revenue and expense items and certain balance sheet accounts, many of which could be material. The financial data of the Wholesale Division of AMC included in the accompanying consolidated financial statements may not necessarily be indicative of the conditions that would have existed if the Wholesale Division of AMC had operated as an independent entity.

     The accompanying consolidated financial statements include financial data of the Wholesale Division of AMC and reflect the assets, liabilities, revenues and expenses that were directly related to the continuing operations of the Wholesale Division as they were operated by AMC prior to the Reorganization. In cases involving assets, liabilities, revenues and expenses not specifically identifiable to any particular division of AMC, certain allocations were made to reflect the operations of the Wholesale Division. Allocations have been made for, among other things, accounting, information services, legal, compliance, and other executive and administrative services. These allocations were based on a variety of factors which take into consideration the loan origination volume, employee head count, and historical ratios of direct expenses incurred by the divisions to total direct expenses. Management believes these allocations provide a reliable basis for the accompanying consolidated financial statements, which are also based on the following assumptions:

     1. No cash balances were recorded as part of these historical financial statements as it was the practice of AMC not to maintain separate cash balances for the various divisions.

     2. The net change in divisional equity (deficit) arising from intracompany transactions, as reflected in the Consolidated Statements of Stockholders' and Divisional Equity, includes: (i) the aggregate intracompany allocations of costs and expenses incurred by the Wholesale Division and paid by AMC, (ii) cash generated by the Wholesale Division and collected by AMC during the periods presented, and (iii) cash advanced by AMC on behalf of the Wholesale Division. The net change in divisional equity (deficit) arising from intracompany transactions also includes all liabilities of the Wholesale Division, such as income taxes payable, that are not separate legal obligations of the Wholesale Division but have been charged to the Wholesale Division.

     The cash generated by the Company and collected by AMC consisted primarily of proceeds from the sales of loans of $471.0 million, $1.0 billion and $580.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. Advances by AMC on behalf of the Company consisted primarily of the cash used to pay operating expenses and fund loans. Also, AMC allocated a portion of the net borrowings under its warehouse financing facility to the Company. Cash used to fund loans was $458.9 million, $1.1 billion and $592.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Total costs allocated to the Company by AMC for the years ended December 31, 1997, 1996 and 1995 were $2.3 million, $8.9 million and $7.0 million, respectively. While the Company believes that expenses reflected in the accompanying statements of operations would not have been materially affected if it had operated as a stand alone entity, no assurance can be given that such expenses are indicative of expenses to be incurred in the future.

NOTE 2. STATEMENT OF OPERATIONS, PRESENTATION AND ANALYSIS OF PRO FORMA
OPERATIONS

     The consolidated statement of operations for the year ended December 31, 1997, presented in the accompanying financial statements includes the 1997 Operating Results of the Wholesale Division of AMC and the Company's Results of Operations. All rights, benefits and obligations relating to the 1997 Operating Results of the Wholesale Division of AMC up to the time of the Reorganization remain with AMC.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     The rights to loans which were originated by the Wholesale Division but remained unsold at May 2, 1997 were retained by AMC (the "Retained Loans"). The costs relating to the production of these loans were incurred and recorded by the Wholesale Division of AMC and are included in the 1997 Operating Results of the Wholesale Division of AMC. These loans are included in loan production amounts reported for the Company for the year ended December 31, 1997. Subsequent to the Reorganization, the Company purchased the Retained Loans from AMC at the same price and at the same time that the Company sold these loans to independent, third-party purchasers. Because the gain from the sale of the Retained Loans was recorded after the Reorganization, and because the Company's stockholders did not receive any of the benefit of this gain, the Company did not include the gain from the sale of the Retained Loans as part of the Company's Results of Operations. The principal amount of the Retained Loans was approximately $33.8 million and the after-tax gain from the sale of these loans was approximately $807,000. The gains from the sale of the Retained Loans are not reflected either as income from the Wholesale Division of AMC or as income from the Company.

     The following table presents separately the operations of the Wholesale Division of AMC and the Company, and the combined effect of their results of operations for the year ended December 31, 1997. Additionally, the gain from the sale of the Retained Loans is presented for informational purposes, with corresponding earnings and per share data presented on a pro forma basis.

                                                       WHOLESALE           THE
                                                    DIVISION OF AMC      COMPANY       COMBINED
                                                    ---------------    -----------    -----------
REVENUES:
Gain on sale of loans.............................    $25,604,000      $62,993,000    $88,597,000
Loan servicing and other fees on loans............             --          946,000        946,000
Amortization of mortgage servicing rights.........             --         (231,000)      (231,000)
Interest income...................................      2,306,000        8,186,000     10,492,000
Interest expense..................................     (2,138,000)      (5,000,000)    (7,138,000)
                                                      -----------      -----------    -----------
     Net interest income..........................        168,000        3,186,000      3,354,000
                                                      -----------      -----------    -----------
Net operating income..............................     25,772,000       66,894,000     92,666,000
EXPENSES:
Compensation expense..............................      8,242,000       23,987,000     32,229,000
Premises and equipment expenses...................      1,106,000        3,035,000      4,141,000
Other general and administrative expenses.........      1,391,000        5,815,000      7,206,000
Corporate administrative charges..................      2,294,000               --      2,294,000
Provision for losses..............................      2,808,000        1,220,000      4,028,000
Sub-servicing costs...............................             --          935,000        935,000
                                                      -----------      -----------    -----------
     Total expenses...............................     15,841,000       34,992,000     50,833,000
                                                      -----------      -----------    -----------
Earnings before income taxes......................      9,931,000       31,902,000     41,833,000
Provision for income taxes........................      3,984,000       13,205,000     17,189,000
                                                      -----------      -----------    -----------
Net earnings......................................    $ 5,947,000      $18,697,000    $24,644,000
                                                      ===========      ===========    ===========
Basic net earnings per share......................    $      0.24      $      0.75    $      0.99
                                                      ===========      ===========    ===========
Diluted net earnings per share....................    $      0.24      $      0.72    $      0.96
                                                      ===========      ===========    ===========
Pro forma net gain from sale of Retained Loans net
  of taxes........................................        807,000               --        807,000
                                                      -----------      -----------    -----------
Pro forma net earnings inclusive of gain from sale
  of Retained Loans...............................    $ 6,754,000      $18,697,000    $25,451,000
                                                      ===========      ===========    ===========
Pro forma basic net earnings per share............    $      0.27      $      0.75    $      1.02
                                                      ===========      ===========    ===========
Pro forma diluted net earnings per share..........    $      0.27      $      0.72    $      0.99
                                                      ===========      ===========    ===========

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents -- Highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. Because of the short maturities of these instruments, the carrying amount is a reasonable estimate of fair value.

     Investment Securities -- The Company has adopted an investment policy which limits its investment activities to high-quality, short-term investments, largely consisting of money market mutual funds, which limit their holdings to government securities. The Company neither has the positive intent and/or ability to always hold securities to maturity, nor does it engage in trading acitivites, and as such, the Company's investment securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes. Gains or losses on the sales of investment securities available for sale are determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities. Quoted market prices, which approximated acquisition cost as of the balance sheet dates, are reasonable estimates of the securities' fair value.

     Loans Held for Sale -- Loans held for sale are carried at the lower of aggregate cost or market value. Loan origination fees and related direct origination costs are deferred until the related loan is sold. Market value is determined by outstanding commitments from investors, if any, or current investor yield requirements on the aggregate basis.

     Receivable from Sales of Loans -- Receivable from sales of loans represents proceeds due from certain sales transactions which were recorded in December 1997 and 1996. All amounts due to the Company have subsequently been collected.

     Premises and Equipment -- Premises and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Useful lives generally range from three to five years. Leasehold improvements are amortized on the straight-line method over the lesser of the useful lives of the assets or the terms of the related leases.

     Income Taxes -- The Company accounts for taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting for income taxes. Under SFAS No. 109, deferred income tax assets and liabilities result from revenues and expenses being recognized in different time periods for financial reporting purposes than for income tax purposes. Deferred income taxes arise from temporary differences and carryforwards which are tax-effected at the enacted tax rates and subsequently adjusted for changes in tax laws and rates. For more information on the Company's deferred tax asset, see Note 7 to the Consolidated Financial Statements.

     Capitalized Mortgage Servicing Rights -- Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities," as amended by SFAS No. 127, which superseded SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     Under SFAS No. 125, servicing assets (the excess of benefits to be received from servicing less the costs associated with such servicing) are initially valued based their relative fair values, if practicable, at the date of sale of the related assets. Servicing assets are required to be subsequently measured by
(a) amortization in proportion to and over the period of estimated net servicing income, and (b) assessment for asset impairment based on their fair values. Retroactive application of this statement was not permitted. The adoption of SFAS No. 125 did not have a material impact on the Company's operating results or financial condition.

     The Company recognizes the amortization of capitalized mortgage servicing rights as an offsetting component of revenues, against loan servicing and other fees on loans. Impairment, if it occurs, is recognized in a valuation allowance for such pool in the period of impairment. At December 31, 1997, fair value was measured using the following significant assumptions: discount rate of 14.0% and a range of CPR from 18% to 30%, depending upon the product. No impairment existed at December 31, 1997.

     Prior to adopting SFAS No. 125, the Company adopted SFAS No. 122, effective January 1, 1995, which required that upon sale of servicing retained mortgages, companies capitalize the cost associated with the right to service mortgage loans based on their relative fair values. Retroactive implementation of SFAS No. 122 was not permitted. The impact of adopting SFAS No. 122 resulted in an increase in pretax income of $4.1 million for the year ended December 31, 1995.

     During 1995, 1996 and through May 1, 1997, immediately after sale of the loans, the Wholesale Division of AMC transferred its servicing rights to an affiliated division of AMC at their carrying value.

     Allowance for Losses -- The Company provides allowances for losses that arise in connection with activities surrounding the origination and sales of mortgage loans. These activities include breaches of representation and warranties, first payment defaults and other miscellaneous activities. The Company reviews its level of allowances for adequacy on a quarterly basis. At December 31, 1997, the allowance for losses totaled $838,000.

     Revenue Recognition -- Gain on sale of loans, representing the difference between the total sales price received for the loans and the allocated cost of the loans, is recognized when mortgage loans are sold and delivered to the purchasers.

     Loan servicing and other fees on loans, representing servicing fee income, late fees and other ancillary charges related to the Company's servicing portfolio, are recorded as earned.

     Interest income, representing the interest earned on loans during the warehousing period (the period prior to their sale) and the interest earned on the Company's investment securities, is recorded as earned.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Reclassifications -- Certain reclassifications have been made to conform the 1996 and 1995 consolidated financial statements to the 1997 presentation.

     Recent Accounting Developments -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for annual periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other items reported in a financial statement. The adoption of SFAS No. 130 will not have a material impact on the Company's financial statements.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods beginning after December 15, 1997. This statement established standards for the method in which public entities report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographical areas, and major customers. The adoption of SFAS No. 131 will not have a material impact on the Company's financial statements.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for annual and interim periods beginning after December 15, 1997. This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans but instead standardizes the disclosure requirements to the extent practicable, requiring additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminating certain disclosures that are no longer deemed useful. The adoption of SFAS No. 132 will not have a material impact on the Company's financial statements.

NOTE 4. PREMISES AND EQUIPMENT

     Premises and equipment at December 31 consists of the following:

                                                           1997         1996
                                                        ----------   ----------
Furniture and equipment...............................  $3,804,000   $2,947,000
Leasehold improvements................................     414,000      149,000
                                                        ----------   ----------
                                                         4,218,000    3,096,000
Less accumulated depreciation and amortization........    (598,000)  (1,063,000)
                                                        ----------   ----------
                                                        $3,620,000   $2,033,000
                                                        ==========   ==========

NOTE 5. CAPITALIZED MORTGAGE SERVICING RIGHTS

     The following is a summary of capitalized mortgage servicing rights activity during the years ended December 31:

                                             1997          1996          1995
                                          -----------   -----------   -----------
Balance at January 1....................  $        --   $        --   $        --
Capitalization of mortgage servicing
  rights................................    7,259,000     9,225,000     4,144,000
Amortization of mortgage servicing
  rights................................     (231,000)           --            --
Transfer of mortgage servicing rights to
  AMC...................................   (3,974,000)   (9,225,000)   (4,144,000)
                                          -----------   -----------   -----------
Balance at December 31..................  $ 3,054,000   $        --   $        --
                                          ===========   ===========   ===========

NOTE 6. WAREHOUSE FINANCING FACILITY

     The Company utilizes a warehouse financing facility funded by a national banking association and a syndicate of lenders. This facility, which commenced in April 1997, initially provided for a borrowing capacity of $200 million and was increased to $250 million in January 1998. The facility expires on March 31, 1999 and is collaterized by loans held for sale. The facility bears interest at either a fixed rate, a floating rate based on the London Interbank Offered Rate ("LIBOR") for U.S. dollar deposits, or a combination of the two, at the option of the Company.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     The following table presents data on the warehouse financing facility of the Company for the years ended December 31:

                                           1997           1996           1995
                                       ------------   ------------   ------------
Weighted-average interest rate for
  the period.........................          7.17%          7.28%          7.77%
Weighted-average interest rate at the
  end of the period..................          7.23%          7.25%          7.51%
Weighted-average amount outstanding
  for the period.....................  $ 90,184,000   $ 97,714,000   $ 78,588,000
Maximum amount outstanding at any
  month-end..........................  $146,271,000   $170,102,000   $108,735,000

     The Warehouse Financing Facility contains a number of financial covenants including: (i) the Company maintain tangible net worth equal to at least $25 million, plus 25% of cumulative positive net earnings, (ii) delinquencies on the Company's mortgage servicing portfolio not exceed 12% and (iii) the ratio of total liabilities to adjusted tangible net worth may not exceed 9:1. The Warehouse Financing Facility also contains other affirmative, negative and financial covenants typical of similar credit facilities. The Company was in compliance with all such covenants at December 31, 1997.

     The Company recorded interest expense related to the amortization of warehouse financing issuance costs of $415,000, $245,000, and $233,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Unamortized warehouse financing issuance costs were $280,000 at December 31, 1997 and are a component of other assets on the consolidated statement of financial condition. There were no unamortized warehouse financing issuance costs at December 31, 1996.

NOTE 7. INCOME TAXES

     In connection with the Reorganization, AMC transferred certain tangible and intangible assets to the Company, and immediately thereafter sold shares of the Company's common stock in the Offering. The transfer of these assets and personnel was treated, for federal income tax purposes, as a taxable sale of assets. As a result, the tax basis of the assets transferred from AMC to the Company in the Reorganization was increased to their fair market value (determined by reference to the initial public offering price.) In general,
Section 197 of the Internal Revenue Code ("IRC") allows for the amortization over a 15-year period of intangible assets (including goodwill and going concern value) acquired in a transaction such as the Reorganization. The so-called "anti-churning" rules set forth in Section 197(f)(9) of the IRC, however, prohibit the amortization of goodwill, going concern value and intangible assets, the useful lives of which cannot be determined with reasonable accuracy where such assets are transferred between related parties and the transferor held or used such intangible assets at any time on or after July 25, 1991, and on or before August 10, 1993.

     The Company believes that the anti-churning rules should not apply to any intangible assets (whether goodwill, going concern value or otherwise) transferred from AMC to the Company in the Reorganization. Because the Internal Revenue Service ("IRS") could assert that the anti-churning rules apply to the Reorganization, the Company will limit the value of the deferred tax asset that is recorded, solely for financial accounting and reporting purposes, to the amount that would be recorded assuming the application of the anti-churning rules. The Company, using an independent third party, has appraised the value of certain intangible assets transferred in the Reorganization that are of a type not subject to the anti-churning rules -- i.e., assets that can be valued and to which the Company can reasonably ascertain useful lives ("Amortizable Intangibles"). Based in part upon such valuation, the Company recorded a $36.0 million net deferred tax asset solely for financial accounting and reporting purposes. No assurance can be given, however, that the IRS will

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

not challenge the value of the Amortizable Intangibles. If such a challenge were successful, the Company may be prevented from realizing all or a portion of the future tax benefits reflected by the net deferred tax asset. Any adjustment to the net deferred tax asset, arising from IRS challenge or other ruling concerning the deductibility of the deferred tax asset or the valuation of the Amortizable Intangibles, will be charged or credited to additional paid-in capital and will have no impact on earnings.

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

     The income tax provision (benefit) consists of the following, for the years ended December 31:

                                               1997          1996         1995
                                            -----------   ----------   ----------
Current:
  Federal.................................  $12,622,000   $5,895,000   $3,606,000
  State...................................    2,436,000    1,923,000    1,125,000
                                            -----------   ----------   ----------
                                             15,058,000    7,818,000    4,731,000
Deferred:
  Federal.................................      605,000   (1,135,000)    (562,000)
  State...................................    1,526,000     (103,000)          --
                                            -----------   ----------   ----------
                                              2,131,000   (1,238,000)    (562,000)
                                            -----------   ----------   ----------
Provision for income taxes................  $17,189,000   $6,580,000   $4,169,000
                                            ===========   ==========   ==========

     The reconciliation of statutory tax rates to the Company's effective income tax rate follows, for the years ended December 31:

                                                         1997    1996    1995
                                                         ----    ----    ----
Federal income tax at statutory rates..................  35.0%   35.0%   35.0%
State taxes, net of federal tax benefits...............   6.0     7.4     7.4
Other..................................................   0.1    (1.2)   (0.5)
                                                         ----    ----    ----
                                                         41.1%   41.2%   41.9%
                                                         ====    ====    ====

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets (liabilities) are as follows, at December 31:

                                                        1997           1996
                                                     -----------    ----------
Deferred tax assets:
  Mark to market...................................  $   427,000    $  998,000
  Goodwill.........................................   33,689,000            --
  Vacation accrual.................................      186,000            --
  Reserves.........................................      371,000       646,000
  State taxes......................................       32,000       634,000
  Other............................................       95,000            --
                                                     -----------    ----------
                                                      34,800,000     2,278,000
Deferred tax liabilities:
  Depreciation.....................................           --      (158,000)
  Other............................................     (400,000)           --
                                                     -----------    ----------
                                                        (400,000)     (158,000)
                                                     -----------    ----------
Net deferred tax asset.............................  $34,400,000    $2,120,000
                                                     ===========    ==========

NOTE 8. STOCKHOLDERS' EQUITY

     Preference Share Purchase Rights -- In October 1997, the Board of Directors authorized a stockholder rights plan, which provides for the distribution to the Company's stockholders of one preferred stock purchase "right" for each outstanding share of common stock owned. The rights will trade with the Company's common stock and will not be exercisable until the occurrence of certain takeover related events. The rights can be redeemed by the Company at any time, and will otherwise expire on November 9, 2007.

     Preferred Stock -- The Company is authorized to issue 25.0 million shares of $0.001 par value preferred stock. No preferred shares are outstanding and the Company has no current plan to issue any such shares.

     Common Stock -- The Company is authorized to issue 150.0 million shares of $0.001 par value common stock.

     Common Stock Repurchase Plan -- In October 1997, the Board of Directors authorized a stock repurchase plan which permits the repurchase on the open market of up to 2.5 million shares of the Company's common stock, or 10% of the current shares outstanding, through the end of September 1999. During 1997, the Company purchased 300,000 shares, which are included in treasury stock. In January 1998, the Company purchased an additional 292,682 shares.

NOTE 9. EARNINGS PER SHARE

     In December 1997, the Company adopted SFAS No. 128 ,"Earnings per Share," which supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." All prior periods presented have been restated to reflect the computation of earnings per share under SFAS No. 128.

     SFAS No. 128 requires computation of earnings per share ("EPS") using basic and diluted methodologies. Basic EPS excludes any dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     A reconciliation of the numerators and denominators used in basic and diluted EPS computations for the year ended December 31, 1997 follows:

                                         EARNINGS         SHARES        PER SHARE
                                        (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                        -----------    -------------    ---------
BASIC EPS:
Earnings available to common stockholders... $24,644,000  24,975,781      $0.99
                                                                          =====
EFFECT OF STOCK EQUIVALENTS:
Options...............................           --        677,257
                                        -----------     ----------
DILUTED EPS:
Earnings available to common
  stockholders plus assumed
  conversions.........................  $24,644,000     25,653,038        $0.96
                                        ===========     ==========        =====

     The Company did not have any independent operations through the date of the Reorganization, and all rights, benefits and obligations relating to the net earnings of the Wholesale Division up to the date of the Reorganization remained with AMC. Additionally, only one share of LBFC's common stock was issued and outstanding until the Reorganization and no shares were issued or outstanding at any time during 1996 or 1995.

     The earnings per share data presented in the following table was prepared under the assumption that the Company's 25,000,000 shares of common stock were issued and outstanding as of January 1, 1997 through December 31, 1997, less the impact of stock repurchases during the fourth quarter of 1997, and by using the common stock equivalents for all stock options issued by the Company from the Reorganization through December 31, 1997.

                                       WHOLESALE             THE
                                    DIVISION OF AMC        COMPANY        COMBINED
                                   JANUARY 1 THROUGH    MAY 2 THROUGH    RESULTS OF
                                    MAY 1, 1997(A)      DEC. 31, 1997    OPERATIONS
                                   -----------------    -------------    -----------
Net earnings.....................     $5,947,000         $18,697,000     $24,644,000
                                      ==========         ===========     ===========
Weighted-average common stock
  outstanding....................     25,000,000          24,771,135      24,975,781
Common stock equivalents:
  Employee stock options.........             --             998,716         677,257
                                      ----------         -----------     -----------
Total common stock equivalents...     25,000,000          25,769,851      25,653,038
                                      ==========         ===========     ===========

Basic earnings per share.........     $     0.24         $      0.75     $      0.99
                                      ==========         ===========     ===========
Diluted earnings per share.......     $     0.24         $      0.72     $      0.96
                                      ==========         ===========     ===========

---------------
(a) Represents per share data on the assumption that the Company's shares of common stock were issued and outstanding during the entire period from January 1, 1997 through May 1, 1997.

NOTE 10. EMPLOYEE BENEFITS

     Defined Contribution Plan -- The Company has a 401(k) defined contribution plan for all eligible employees. Employees may generally contribute up to 15% of qualifying contribution each year, and the Company, at its discretion, may match up to the first 6% of qualifying compensation. Employees become vested in the Company's contribution at a rate of 25% per year after the second year of service, with complete vesting after five years. There was no contribution expense recognized during 1997. The Company's cost for the plan amounted to $149,000 and $84,000 for the years ended December 31, 1996 and 1995.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     Deferred Compensation -- The Company has established a deferred compensation plan which permits certain officers and key employees of the Company to elect to defer portions of their compensation. There was no liability related to this plan as of December 31, 1997.

     Stock Options -- The Company's 1997 Stock Incentive Plan (the "Plan") provides for a total of 3.0 million shares for issuance. Options granted under the Plan may be incentive stock options or non-qualified stock options. The exercise price of both types of options will be equal to 100% of the fair market value of the shares on the date of grant.

     The options issued to officers and other employees vest 20% per year over a five year period and expire on the earlier of ten years from the date of grant or thirty days after a holder's termination of service. Options issued to non-employee directors vest ratably each year over a three year period.

     The following is a summary of stock option information and weighted-average exercise prices for the Company's stock option plan during the year ended December 31, 1997:

                                                              NUMBER     PRICE
                                                             ---------   -----
Outstanding at January 1, 1997.............................         --   $  --
  Options granted..........................................  2,808,000    6.84
  Options exercised........................................         --      --
  Options canceled.........................................    (20,000)   6.50
                                                             ---------
Outstanding at December 31, 1997...........................  2,788,000   $6.84
                                                             =========
Exercisable at December 31, 1997...........................         --      --
                                                             =========

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement establishes a new fair value based accounting method for stock-based compensation plans and encourages (but does not require) employers to adopt the new method in place of the provisions of APB Opinion No. 25, "Accounting for Stock Issues to Employees." The Company has elected to adopt the disclosure-only provisions of SFAS No. 123 and will, therefore, continue to account for its stock incentive plan based on the methodologies presented in APB Opinion No. 25. No compensation expense has been recognized in 1997 for options granted under the Company's stock incentive plan.

     Had compensation cost for the stock incentive plan been determined based on the new fair value provisions of SFAS No. 123, pro forma net earnings and pro forma basic and diluted earnings per share for the year ended December 31, 1997 would have been reduced to $18.2 million and $0.73 and $0.71, respectively. The fair value of each option grant, $3.89 for options granted in 1997, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: no dividend yield; expected volatility of 60.0%; risk-free interest rate of 5.86%; and expected lives of 5 years.

NOTE 11. AGREEMENTS WITH RELATED PARTIES

     Administrative Services Agreements -- On April 28, 1997, the Company and AMC entered into an administrative services agreement under which AMC agreed to provide various services to the Company, including certain employee benefits administration services, information services and data processing functions and, through August 1997, mail room services. The agreement had a one year term from the effective date of the Reorganization, unless earlier terminated by the Company upon 30 days written notice. In February 1998, the Company terminated this agreement, effective March 1, 1998. The Company incurred charges of $1.1 million for the year ended December 31, 1997, pursuant to this agreement.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     In addition, on April 28, 1997, the Company and AMC entered into a second administrative services agreement pursuant to which the Company agreed to assist AMC in selling the mortgage loans originated by AMC and provide investor coordination and information for the existing loan portfolio as well as new loan originations. The agreement had a one-year term from the effective date of the Reorganization, unless earlier terminated by AMC upon 30 days written notice. In February 1998, AMC terminated this agreement, effective March 1, 1998. The Company received $440,000 during the year ended December 31, 1997, pursuant to this agreement.

     Loan Sub-servicing Agreement -- On April 28, 1997, the Company and AMC entered into a three year loan sub-servicing agreement pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company after the Reorganization. Sub-servicing activities include collecting and remitting loan payments, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions. The agreement provides that either party has the right to terminate the agreement effective at any time after November 2, 1998, upon six months prior written notice to the other party. The Company has agreed to pay AMC a 45 basis points annual servicing fee on the outstanding principal balance of each loan sub-serviced. The Company has incurred charges of $935,000 during the year ended December 31, 1997, pursuant to this agreement. The balance of the sub-serviced loan portfolio at December 31, 1997 totaled $896.2 million.

     Income Taxes -- In connection with the Reorganization, AMC agreed to indemnify and hold the Company harmless from any tax liability attributable to periods ending on or before the Reorganization. For periods ending after the Reorganization, the Company pays its tax liability directly to the appropriate taxing authorities.

     The agreements between the Company and AMC were developed in the context of a related party relationship and, therefore, may not necessarily reflect the same business terms as might have been obtained in arm's length negotiations between independent parties.

NOTE 12. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK

     Leases -- The Company's operations are conducted from leased facilities located in various areas of the United States. These leases have clauses which provide for increases in rent based on increases in the cost of living index and options for renewal. Rental expense for the years ended December 31, 1997, 1996 and 1995 was $1.7 million, $1.4 million and $1.3 million, respectively.

     The future minimum lease payments are as follows:

Year ending December 31:
  1998...................................................  $1,792,000
  1999...................................................   1,438,000
  2000...................................................   1,171,000
  2001...................................................     671,000
  2002...................................................     241,000
  Thereafter.............................................          --
                                                           ----------
                                                           $5,313,000
                                                           ==========

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     The Company routinely enters into noncancelable lease agreements for furniture and equipment used in the normal course of business. The following table sets forth the minimum lease obligations under lease commitments in effect at December 31, 1997:

                                               CAPITALIZED    OPERATING
                                               -----------    ----------
Year ending December 31:
  1998.......................................   $134,000      $  671,000
  1999.......................................    134,000         673,000
  2000.......................................    134,000         531,000
  2001.......................................     75,000           1,000
  2002.......................................     12,000              --
  Thereafter.................................         --              --
                                                --------      ----------
                                                 489,000      $1,876,000
                                                              ----------
Less amounts representing interest...........    (88,000)
                                                --------
                                                $401,000
                                                ========

     The capital lease obligations are included in accrued liabilities in the accompanying consolidated statement of financial condition. As of December 31, 1997, the net book value of furniture and equipment under capital lease was $471,000.

     The Company has negotiated employment agreements with certain officers. These agreements provide for the payment of base salaries, performance bonuses subject to certain restrictions, and the payment of severance benefits upon termination.

     In the ordinary course of business, the Company has liability under representations and warranties made to purchasers and insurers of mortgage loans. Under certain circumstances, the Company may be liable for the unpaid principal and interest on defaulted loans or other loans if there has been a breach of representations or warranties.

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily represent commitments to fund and sell loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated statement of financial condition. The credit risk is mitigated by the Company's evaluation of the creditworthiness of potential borrowers on a case-by-case basis.

     Commitments to fund and sell loans generally have fixed expiration dates or other termination clauses and may require payment of a fee. Also, external market forces impact the probability of commitments being exercised; therefore, commitments outstanding do not necessarily represent future cash requirements.

     The Company had commitments to fund loans of $331.0 million and $165.4 million at December 31, 1997 and 1996, respectively. The Company's loan purchase commitments totaled $19.7 million and $7.0 million at December 31, 1997 and 1996, respectively. The Company has entered into forward loan sale contracts under which it has committed to deliver $716.0 million in loans, with the related commitment expiration dates varying from April 30, 1998 through May 31, 1998.

  Contingencies

     In September 1996, AMC entered into a settlement agreement with the U.S. Department of Justice ("DOJ") arising out of a DOJ investigation and complaint which alleged that AMC during the period from January 1991 through June 1994 charged certain African-American, Hispanic, female and older borrowers

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

more than younger, white male borrowers in violation of fair lending laws. AMC denied all allegations in the complaint and all claims of discrimination. AMC also disputed the validity of the statistical analysis relied upon by the DOJ as the principal basis for its claims and further maintained that the DOJ theories of liability regarding broker-sourced lending were legally insupportable. Nonetheless, to avoid costly, protracted litigation, AMC agreed to establish a $3 million fund to reimburse up to 1,200 borrowers identified by the DOJ as the maximum number of individuals who may have been affected by the alleged fair lending violations. AMC asserted that the better solution to the issues raised by the DOJ was an intensive national effort in consumer education and industry-wide initiatives directed at employee and broker education and training. For this reason, AMC also agreed to contribute an additional $1 million (payable over 3 years) to fund consumer education programs in conjunction with civil rights groups. AMC has established all funds required by the settlement agreement. Pursuant to the settlement agreement, the Company, as successor to AMC, has agreed to (i) document any price exceptions from the Company's rate sheet on broker-sourced loans, (ii) periodically review the results of its broker-sourced lending operations for its compliance with fair lending laws but in no event shall the Company be required to disclose any documents or information therewith, including the identities of any brokers with whom it does business, (iii) retain all loan application files submitted for mortgage loans and all loan-rider documents and notices relevant to any pricing decisions until September 1999 and report to the DOJ semi-annually on compliance with the settlement agreement and (iv) provide to brokers information about the Company's fair-lending and pricing procedures and an opportunity to participate in fair-lending training.

     While the Company believes it is in compliance with the broker-sourced provisions of the settlement agreement, there can be no assurance that the DOJ will not take a contrary position in the future and seek to compel compliance by the Company. The Company was allocated $1,065,000 and $267,000 in 1996 and 1995, respectively, of the settlement costs on the basis of the portion of the settlement pertaining to broker-sourced loans, as stipulated in the settlement agreement, which is included in other expenses in the accompanying consolidated statement of operations.

     When the Company operated as a division of AMC, it was involved in various lawsuits incidental to its business, none of which had a material adverse effect on the Company. However, in the Reorganization, the Company did not assume any liabilities that arose out of the lending activities of AMC, including liabilities related to the broker-sourced mortgage loan operations, nor has the Company agreed to indemnify AMC against any such liabilities.

     The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

     The Company is aware of ensuing issues involving the upcoming date change from December 31, 1999 to January 1, 2000 ("Year 2000") and the effect of such change on the Company's information systems. In order to identify and minimize any impact that Year 2000 may have on the Company, a task force was established to evaluate operational activities that could be affected by such date change. As part of the evaluation, both internal and external systems were identified as critical to the Company's operations. As a result, the task force is currently developing a detailed operational plan to resolve any issues and risks identified in the initial examination. The task force has estimated that the majority of the primary issues surrounding Year 2000 will be resolved by the end of 1998. The Company does not believe that the cost of addressing all of the issues associated with becoming Year 2000 compliant will have a material impact on its consolidated results of operations or financial condition.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  Concentrations of Risk

     The Company funds substantially all of the loans which it originates or purchases through borrowings under the warehouse financing facility (see Note 6) and internally generated funds. These borrowings are in turn repaid with the proceeds received by the Company from selling such loans. Any failure to renew or obtain adequate funding under those warehouse financing facilities, or other borrowings, or any substantial reduction in the size of or pricing in the markets for the Company's loans, could have a material adverse effect on the Company's consolidated results of operations and financial condition. To the extent that the Company is not successful in maintaining or replacing existing financing, it would have to curtail its loan production activities, thereby having a material adverse effect on the Company's consolidated results of operations and financial condition.

     Periods of economic slowdown may reduce the demand for mortgage loans as people elect not to purchase new homes due to economic uncertainty and also may adversely affect the financial condition of potential borrowers so that they do not meet the Company's underwriting criteria. In addition, economic slowdowns may cause a decline in real estate values. Any material decline in real estate values will reduce the ability of borrowers to use home equity to support borrowings by negatively affecting loan-to-value ratios of the home equity collateral. To the extent that the loan-to-value ratios of prospective borrowers' home equity collateral do not meet the Company's underwriting criteria, the volume of loans originated by the Company could decline.

     The Company began originating sub-prime mortgage loans in Southern California in 1988 and started to expand its business outside California on a limited basis in 1992. In 1994, the Company began to focus its attention on more aggressive expansion outside California. For the year ended December 31, 1997, approximately 34.4% of the dollar volume of loans originated or purchased by the Company were secured by properties located in California. No other state contained properties securing more than 10% of the dollar volume of loans originated or purchased by the Company during the year ended December 31, 1997. Although the Company has a nationwide independent broker network and Regional Processing Center network, the Company is likely to continue to have a significant amount of its loan originations and purchases in California for the foreseeable future, primarily because California represents a significant portion of the national mortgage marketplace. Consequently, the Company's results of operations and financial condition are dependent upon the general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the values of properties securing loans such that the principal balances of such loans will equal or exceed the value of the mortgaged properties. Reduced collateral value will adversely affect the volume of the Company's loans as well as the pricing of the Company's loans and the Company's ability to sell its loans.

     The Company focuses its marketing efforts on borrowers who may be unable to obtain mortgage financing from conventional mortgage sources. Loans made to such borrowers may entail a higher risk of delinquency and higher losses than loans made to borrowers who utilize conventional mortgage sources. Accordingly, the actual rates of delinquencies, foreclosures and losses on such loans could be higher under adverse economic conditions than those currently experienced by the mortgage lending industry in general. Any sustained period of increased delinquencies, foreclosures or losses after the loans are sold could adversely affect the pricing of the Company's loan sales and the ability of the Company to sell its loans.

     The Company has historically sold substantially all of its loan originations in the secondary market to a limited number of institutional purchasers. There can be no assurance that such purchasers of the Company's loans will continue to purchase loans or be willing to purchase loans under terms which such purchasers have historically purchased the Company's loans. To the extent that the Company could not successfully replace such loan purchasers or negotiate favorable terms for such loan purchasers, the Company's consolidated results of operations and financial condition could be materially adversely affected.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     The Company depends largely on independent mortgage brokers, and to a lesser extent, smaller mortgage companies and commercial banks for its originations and purchases of loans. The Company's competitors also seek to establish relationships with such independent mortgage brokers, mortgage companies and commercial banks, none of whom is obligated by contract or otherwise to continue to do business with the Company. The Company's future operating and financial results may be more susceptible to fluctuations in the volume and costs of its broker-sourced loans resulting from, among other things, competition from other purchasers of such loans.

     The Company's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of its operations. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnifications or mortgage loan repurchases, certain rights of recission for borrowers, class action lawsuits and administrative enforcement actions. Although the Company believes that it has systems and procedures to facilitate compliance with these requirements and believes that it is in compliance in all material respects with applicable local, state and federal laws, and rules and regulations, in the future more restrictive laws, rules and regulations or the judicial interpretation of existing laws, rules and regulations could make compliance more difficult or expensive.

     Lawsuits have been filed against several mortgage lenders, including AMC, alleging that such lenders have made certain payments to independent mortgage brokers in violation of RESPA. These lawsuits have generally been filed on behalf of a purported nationwide class of borrowers alleging that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA and are therefore illegal. If these cases are resolved against the lenders, it may cause an industry-wide change in the way independent mortgage brokers are compensated. The Company's broker compensation programs permit such payments. Although the Company believes that its broker compensation programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future, new regulatory interpretations or judicial decisions may require the Company to change its broker compensation practices. Such a change may have a material adverse effect on the Company and the entire mortgage lending industry.

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of the estimated fair value of the financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31 (dollars in thousands):

                                                            1997                      1996
                                                   ----------------------    ----------------------
                                                   CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                    AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                   --------    ----------    --------    ----------
Assets:
  Cash and cash equivalents......................  $ 38,782     $ 38,782     $    --      $    --
  Investment securities available for sale.......  $  3,793     $  3,793     $    --      $    --
  Loans held for sale............................  $ 17,241     $ 17,429     $49,580      $52,122
  Receivable from the sales of loans.............  $143,088     $143,088     $25,103      $25,103
Liabilities:
  Warehouse financing facility...................  $146,271     $146,271     $72,829      $72,829
Off-Balance sheet unrealized gains(losses):
  Loan origination commitments...................  $     --     $     --     $    --      $    --

     Because of the short maturities of cash and cash equivalents, management believes that their carrying amount is a reasonable estimate of fair value. The estimated fair value of investment securities available for sale is based upon quoted market prices. Outstanding commitments from investors are used to determine fair value of loans held for sale. Due to their short turnover rate, management believes that the carrying amount of receivable from the sales of loans is a reasonable estimate of fair value. Warehouse financing facility is valued at par as management believes that the terms of the warehouse financing facility represent current market rates.

     The fair value of loan origination commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparts.

     The fair value estimates are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1997
Gain on sale of loans...............................  $17,238    $19,941    $24,829    $26,589
Net interest income.................................      472        145      1,151      1,586
Net operating income................................   17,710     20,104     26,200     28,652
Total general and administrative expenses...........    9,639      9,581     11,947     14,703
Provision for losses................................      438      2,490        500        600
Sub-servicing costs.................................       --         46        294        595
Earnings before income taxes........................    7,633      7,987     13,459     12,754
Net earnings........................................  $ 4,568    $ 4,872    $ 7,859    $ 7,345
Basic earnings per share:
  Net earnings......................................  $  0.18    $  0.19    $  0.31    $  0.29
  Average number of common shares...................   25,000     25,000     25,000     24,904
Diluted earnings per share:
  Net earnings......................................  $  0.18    $  0.19    $  0.30    $  0.28
  Average number of common and equivalent shares....   25,000     25,310     26,075     26,126
YEAR ENDED DECEMBER 31, 1996
Gain on sale of loans...............................  $10,101    $11,482    $15,158    $13,958
Net interest income.................................      112        110         74        165
Net operating income................................   10,213     11,592     15,232     14,123
Total general and administrative expenses...........    6,759      8,296      9,028     10,755
Provision for losses................................       --         --        150        200
Earnings before income taxes........................    3,454      3,296      6,054      3,168
Net earnings........................................  $ 2,031    $ 1,938    $ 3,560    $ 1,863
Basic earnings per share............................      N/A        N/A        N/A        N/A
Diluted earnings per share..........................      N/A        N/A        N/A        N/A

NOTE 15. SUPPLEMENTAL FINANCIAL INFORMATION

     The following table presents supplemental financial information for the Company's Consolidated Statements of Cash Flows:

                                                  FOR THE YEAR ENDED
                                        ---------------------------------------
                                           1997           1996          1995
                                        -----------    ----------    ----------
Supplemental Disclosures of Cash Flow
  Information:
  Cash paid during the year for
     interest on warehouse financing
     facility.........................  $ 3,524,000    $2,569,000    $1,581,000
  Cash paid during the year for income
     taxes............................  $ 8,812,000    $       --    $       --
Supplemental Schedule of Non-Cash
  Activities:
  Deferred tax asset..................  $36,000,000    $       --    $       --
  Amortization of deferred tax
     asset............................  $ 1,600,000    $       --    $       --

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Long Beach Financial Corporation:

     We have audited the accompanying consolidated statements of financial condition of Long Beach Financial Corporation and subsidiary (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' and divisional equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Long Beach Financial Corporation and subsidiary as of December 31, 1997 and 1996, the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As more fully described in Note 1, the Company was a part of Ameriquest Mortgage Company ("AMC") and had no separate legal status or existence through May 1, 1997. The Company had various transactions with AMC, including various expense allocations and reimbursements, that are material in amount. The consolidated financial statements of the Company have been prepared from separate records maintained by the Company, as well as from the records of AMC, and may not necessarily be indicative of the conditions that would have existed if the Company had operated as an independent entity.

DELOITTE & TOUCHE LLP

Costa Mesa, California
January 27, 1998