Form 10-Q
period 1998-03-31
LONG BEACH FINANCIAL CORP
filed 1998-05-14
CIK 1034011

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM  _______________ TO ________________.

                         COMMISSION FILE NUMBER 1-12889

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 11, 1998, registrant had outstanding 24,307,318 shares of Common Stock.

================================================================================

                        LONG BEACH FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                  TO FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                        PART I -- FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
Item 1.  Financial Statements
         Consolidated Statements of Financial Condition as of March
         31, 1998 (Unaudited) and December 31, 1997..................      3
         Consolidated Statements of Operations for the Three Months
         Ended March 31, 1998 and 1997 (Unaudited)...................      4
         Consolidated Statements of Stockholders' Equity for the
         Three Months Ended March 31, 1998 (Unaudited)...............      5
         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1998 and 1997 (Unaudited)...................      6
         Notes to the Consolidated Financial Statements for the Three
         Months Ended March 31, 1998 (Unaudited).....................      7
Item 2.  Management's Discussion and Analysis of Financial Condition,
         Results of Operations, Liquidity and Capital Resources......     11
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     19

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     20
Item 2.  Changes in Securities.......................................     20
Item 3.  Defaults Upon Senior Securities.............................     20
Item 4.  Submission of Matters to a Vote of Securities Holders.......     20
Item 5.  Other Information...........................................     20
Item 6.  Exhibits and Reports on Form 8-K............................     21
         (a) Exhibits................................................     21
         (b) Reports on Form 8-K.....................................     21

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        LONG BEACH FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                               MARCH 31,      DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................  $ 23,294,000    $ 38,782,000
Investment securities available for sale....................    10,864,000       3,793,000
Loans held for sale.........................................    24,243,000      17,241,000
Receivable from the sales of loans..........................   111,006,000     143,088,000
Premises and equipment, net.................................     4,580,000       3,620,000
Deferred income taxes.......................................    33,800,000      34,400,000
Capitalized mortgage servicing rights.......................     3,561,000       3,054,000
Prepaid expenses and other assets...........................     3,673,000       4,110,000
                                                              ------------    ------------
          Total assets......................................  $215,021,000    $248,088,000
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facility................................  $112,516,000    $146,271,000
Accounts payable and accrued liabilities....................     8,165,000       8,280,000
Accrued income taxes payable................................     1,185,000       2,792,000
                                                              ------------    ------------
     Total liabilities......................................   121,866,000     157,343,000
Stockholders' equity:
Common stock, $.001 par value; 150 million shares
  authorized; 25 million shares issued; 24.4 million and
  24.7 million shares outstanding for 1998 and 1997,
  respectively..............................................        25,000          25,000
Additional paid-in capital..................................    75,307,000      75,307,000
Retained earnings...........................................    24,107,000      18,697,000
Treasury stock, at cost; 592,682 shares for 1998 and 300,000
  for 1997..................................................    (6,284,000)     (3,284,000)
                                                              ------------    ------------
     Total stockholders' equity.............................    93,155,000      90,745,000
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $215,021,000    $248,088,000
                                                              ============    ============

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       FOR THE
                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
REVENUES:
Gain on sale of loans.......................................  $23,925,000    $17,238,000
Loan servicing and other fees on loans......................      763,000             --
Amortization of mortgage servicing rights...................     (197,000)            --
Interest income.............................................    3,997,000      2,035,000
Interest expense............................................   (2,627,000)    (1,563,000)
                                                              -----------    -----------
Net interest income.........................................    1,370,000        472,000
                                                              -----------    -----------
Net operating income........................................   25,861,000     17,710,000
EXPENSES:
Compensation expense........................................   10,372,000      6,181,000
Premises and equipment expenses.............................    2,179,000        759,000
Other general and administrative expenses...................    1,940,000      1,015,000
Corporate administrative charges............................           --      1,684,000
Provision for losses........................................    1,400,000        438,000
Sub-servicing costs.........................................      646,000             --
                                                              -----------    -----------
Total expenses..............................................   16,537,000     10,077,000
                                                              -----------    -----------
Earnings before income taxes................................    9,324,000      7,633,000
Provision for income taxes..................................    3,914,000      3,065,000
                                                              -----------    -----------
Net earnings................................................  $ 5,410,000    $ 4,568,000
                                                              ===========    ===========
Basic earnings per share....................................  $      0.22    $      0.18
                                                              ===========    ===========
Diluted earnings per share..................................  $      0.21    $      0.18
                                                              ===========    ===========

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                  ADDITIONAL
                                        COMMON      PAID-IN      RETAINED      TREASURY
                                         STOCK      CAPITAL      EARNINGS        STOCK         TOTAL
                                        -------   -----------   -----------   -----------   -----------
THREE MONTHS ENDED MARCH 31, 1998:
Balance, January 1, 1998..............  $25,000   $75,307,000   $18,697,000   $(3,284,000)  $90,745,000
Net earnings..........................       --            --     5,410,000            --     5,410,000
Purchase of treasury stock............       --            --            --    (3,000,000)   (3,000,000)
                                        -------   -----------   -----------   -----------   -----------
Balance, March 31, 1998...............  $25,000   $75,307,000   $24,107,000   $(6,284,000)  $93,155,000
                                        =======   ===========   ===========   ===========   ===========

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                              ------------------------------
                                                                  1998             1997
                                                              -------------    -------------
Cash Flows from Operating Activities:
Net earnings................................................  $   5,410,000    $   4,568,000
Adjustments to reconcile net earnings to net cash provided
  by (used in) operating activities:
  Depreciation and amortization of premises, equipment and
     warehouse financing facility issuance costs............        507,000          178,000
  Loans originated and purchased for sale...................   (491,058,000)    (326,160,000)
  Proceeds from sales of loans held for sale................    482,444,000      319,445,000
  Noncash gain recognized on capitalization of mortgage
     servicing rights.......................................       (704,000)      (2,974,000)
  Amortization of capitalized mortgage servicing rights.....        197,000               --
  Changes in:
     Receivable from the sales of loans.....................     32,082,000      (14,450,000)
     Accounts payable and accrued liabilities...............       (115,000)        (191,000)
     Accrued income taxes payable...........................     (1,007,000)              --
  Other.....................................................      1,893,000       (1,183,000)
                                                              -------------    -------------
     Net cash provided by (used in) operating activities....     29,649,000      (20,767,000)
Cash Flows from Investing Activities:
  Purchases of premises and equipment.......................     (1,311,000)        (125,000)
  Purchase of investment securities available for sale......    (19,071,000)              --
  Maturities of investment securities available for sale....     12,000,000               --
                                                              -------------    -------------
     Net cash used in investing activities..................     (8,382,000)        (125,000)
Cash Flows from Financing Activities:
  Net change in warehouse financing facility................    (33,755,000)      24,919,000
  Cash provided to AMC prior to the Reorganization..........             --       (7,001,000)
  Proceeds from mortgage servicing rights transferred to
     AMC....................................................             --        2,974,000
  Purchase of treasury stock................................     (3,000,000)              --
                                                              -------------    -------------
     Net cash (used in) provided by financing activities....    (36,755,000)      20,892,000
Net decrease in cash........................................    (15,488,000)              --
  Cash, beginning of the period.............................     38,782,000               --
                                                              -------------    -------------
  Cash, end of the period...................................  $  23,294,000    $          --
                                                              =============    =============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest on warehouse
     financing facility.....................................  $   2,591,000    $   1,460,000
  Cash paid during the period for federal and state income
     taxes..................................................      4,783,000               --
Supplemental Schedule of Non-Cash Activities:
  Amortization of deferred tax asset........................        600,000               --

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF THE BUSINESS

     Long Beach Financial Corporation ("LBFC"), through its wholly-owned subsidiary, Long Beach Mortgage Company ("LBMC"), (collectively, the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling subprime residential mortgage loans secured by one- to four-unit family residences. The Company's core borrower base consists of individuals who do not qualify for traditional "A" credit because their credit histories, debt to income ratios or other factors do not conform to standard agency lending criteria. The Company originates loans primarily through independent mortgage loan brokers.

     The Company follows a strategy of selling substantially all of its loan originations in the secondary market through loan sales in which the Company disposes of its entire economic interest in the loan for a cash price that represents a premium over the principal balance of the loans sold. Prior to each fiscal quarter, the Company generally obtains a purchase commitment from one or more loan purchasers for the volume of loans expected to be originated during such quarter. As a result, the Company endeavors to have a buyer for each loan at the time it is funded and, therefore, can deliver loans and receive payments for the loans shortly after funding.

     LBFC was incorporated in January 1997. At the time of incorporation, LBFC was a wholly-owned subsidiary of a company now known as Ameriquest Mortgage Company ("AMC"). AMC conducted its mortgage lending business through four divisions: (i) the direct-sourced lending division, (ii) the broker-sourced lending division, (iii) the automobile loan lending division, and (iv) the loan servicing division. LBFC was formed to facilitate the public sale of AMC's broker-sourced lending division. All references to the "Wholesale Division' herein shall be deemed to include the operations of the broker-sourced lending division of AMC prior to the Reorganization (defined below).

     On April 28, 1997, LBFC's Registration Statement on Form S-1 under the Securities Act of 1933, as amended (the "Registration Statement"), relating to the initial public offering of its common stock, was declared effective. The initial public offering closed on May 2, 1997. Immediately prior to the closing of the initial public offering, AMC reorganized its business operations (the "Reorganization") by transferring certain assets and personnel relating to the broker-sourced lending division to the Company in exchange for shares of common stock. The Reorganization has been accounted for in a manner similar to a pooling of interests; therefore, the historical cost basis of the assets and liabilities transferred to the Company was carried over from the Wholesale Division of AMC.

BASIS OF PRESENTATION

     The Company had no operations through the date of the Reorganization and all rights, benefits and obligations relating to the operations and net earnings of the Wholesale Division of AMC, up to the date of the Reorganization, remained with AMC. However, because the Reorganization has been accounted for in a manner similar to a pooling of interests, this report on Form 10-Q includes the following: (i) the results of operations for the Wholesale Division of AMC for the three months ended March 31, 1997, and (ii) the cash flows of the Wholesale Division of AMC for the three months ended March 31, 1997. All such comparative information included or used in the preparation of this report has been prepared from records maintained by AMC and provided to the Company by AMC.

     In the normal course of business prior to the Reorganization on May 2, 1997, the Wholesale Division had various transactions with other divisions of AMC that are material in amount. The financial statements and financial data of the Wholesale Division of AMC included in this report on Form 10-Q reflect key

                        LONG BEACH FINANCIAL CORPORATION

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimated. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to current period presentation. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998.

     The consolidated financial statements and notes to the consolidated financial statements, along with management's discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's recent filing on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 1997.

                        LONG BEACH FINANCIAL CORPORATION

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

NOTE 2. AGREEMENTS WITH RELATED PARTIES

     Administrative Services Agreements -- On April 28, 1997, the Company and AMC entered into an administrative services agreement under which AMC agreed to provide various services to the Company, including certain employee benefits administration services, information services and data processing functions and, through August 1997, mail room services. The agreement had a one year term from the effective date of the Reorganization unless earlier terminated by the Company upon 30 days written notice. The Company has paid $250,000 to AMC for such services during the three months ended March 31, 1998. In February 1998, the Company terminated this agreement, effective March 1, 1998.

     In addition, on April 28, 1997, the Company and AMC entered into a second administrative services agreement pursuant to which the Company agreed to assist AMC in selling the mortgage loans originated by AMC and provide investor coordination and information for the existing loan portfolio as well as new loan originations. The agreement had a one-year term from the effective date of the Reorganization, unless earlier terminated by AMC upon 30 days written notice. The Company has received $110,000 from AMC for such services during the three months ended March 31, 1998. AMC terminated the services pursuant to the second administrative agreement, effective March 1, 1998.

     Loan Sub-servicing Agreement -- On April 28, 1997, the Company and AMC entered into a three-year loan sub-servicing agreement pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company after the Reorganization. Sub-servicing activities include collecting and remitting loan payments, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions. The agreement provides that either party has the right to terminate the agreement effective at any time after 18 months, upon six months prior written notice to the other party. The Company has agreed to pay AMC a 45 basis points annual servicing fee on the outstanding principal balance of each loan sub-serviced. Such sub-servicing costs for the three months ended March 31, 1998 amounted to $646,000.

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

NOTE 3. COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for annual periods beginning after December 15, 1997. This statement defines comprehensive income as the total of all components of comprehensive income, including net income and other comprehensive income. The term "other comprehensive income' refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income items are classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. All components of comprehensive income shall be reported in the financial statements in the period in which they are recognized; however, if there are no items of other comprehensive income in any period presented, then

                        LONG BEACH FINANCIAL CORPORATION

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

NOTE 3. COMPREHENSIVE INCOME (CONTINUED)

comprehensive income is not required to be reported for that period. The adoption of SFAS No. 130 did not have any material impact on the Company's financial statements. During the three months ended March 31, 1998 and 1997, there were no items of other comprehensive income recognized.

NOTE 4. EARNINGS PER SHARE

     The Company did not have any independent operations through the date of the Reorganization, and all rights, benefits and obligations relating to the net earnings of the Wholesale Division up to the date of the Reorganization remained with AMC. Additionally, only one share of LBFC's common stock was issued and outstanding until the Reorganization and no shares were issued or outstanding at any time prior to 1997. Earnings per share ("EPS") data for 1997 was prepared under the assumption that 25,000,000 shares of the Company's common stock were issued and outstanding as of January 1, 1997 through March 31, 1997. No common stock equivalents are used in the computation of EPS for the three months ended March 31, 1997 as the related stock options are not considered to be issued until the Reorganization.

     A reconciliation of the numerators and denominators used in basic and diluted EPS computations for the three months ended March 31, 1998 follows:

                                                          EARNINGS         SHARES        PER SHARE
                                                         (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                         -----------    -------------    ---------
Basic EPS:
Earnings available to common stockholders..............  $5,410,000      24,498,375        $0.22
                                                                                           =====
Effect of Stock Equivalents:
Options................................................          --       1,175,133
                                                         ----------      ----------
Diluted EPS:
Earnings available to common stockholders plus assumed
  conversations........................................  $5,410,000      25,673,508        $0.21
                                                         ==========      ==========        =====

NOTE 5. SUBSEQUENT EVENTS

     In April 1998, the Company updated its revolving warehouse financing facility funded by a national banking association and a syndicate of lenders. Such update resulted in an increase to the borrowing capacity from $250 million to $300 million. The new warehouse financing facility expires on April 13, 2000.

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

ITEM 2. OVERVIEW

     The Company is a specialty finance company engaged in the business of originating, purchasing and selling subprime residential mortgage loans secured by one- to four-unit family residences. The Company's core borrower base consists of individuals who do not qualify as traditional "A" credit borrowers because their credit history, debt to income ratio or other factors do not conform to standard agency lending criteria. The Company originates loans through independent mortgage brokers and, to a lesser extent, purchases loans from mortgage companies and commercial banks. Substantially all of the Company's loan originations and purchases are sold in the secondary market through loan sales in which the Company disposes of its economic interest in the loans for cash, except for the related servicing rights, which it may retain. There may be some instances when all servicing rights are sold. As a result of this overall strategy, the Company's revenue is primarily generated though loan cash sales, rather than non-cash revenue attributable to residual interests in future payments on the loans, as is the case with some securitization structured transactions.

     Prior to May 1997, the Company operated as the Wholesale Division of a company now known as Ameriquest Mortgage Company ("AMC"). In May of 1997, AMC reorganized (the "Reorganization") its business operations by transferring certain assets, liabilities and personnel relating to the Company in exchange for shares of common stock. Immediately after the Reorganization, the initial public offering of the Company's common stock was completed. The Reorganization has been accounted for in manner similar to a pooling of interests and therefore, the historical cost basis of the assets and liabilities transferred to the Company was carried over from AMC.

     Because the Reorganization was accounted for in a manner similar to a pooling of interests, the information contained within this report includes the following: (i) the results of operations for the Wholesale Division of AMC for the three months ended March 31, 1997, and (ii) the cash flows of the Wholesale Division of AMC for the three months ended March 31, 1997. All of the benefits, rights and obligations relating to the operations and net earnings of the Wholesale Division of AMC, up to the date of the Reorganization, remained with AMC.

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

     Management's discussion and analysis of financial condition, results of operations, liquidity and capital resources contained within this report on Form 10-Q is more clearly understood when read in conjunction with the Notes to the Consolidated Financial Statements. The Notes to the Consolidated Financial Statements define certain terms that are used throughout this discussion and provide information on the Company's initial public offering and the basis of presentation used in this report on Form 10-Q.

     The primary components of the Company's revenues are gain on sales of loans and net interest income. Gain on sales of loans consists of: (i) the excess of the cash selling price over the outstanding principal balance of the loan (the "Gross Cash Premium"), plus (ii) capitalized servicing rights, minus (iii) the fees and other compensation paid to independent mortgage brokers, minus (iv) purchase premiums paid to correspondent lenders, and plus (v) points and fees received from the borrower, offset by incremental direct loan origination costs. The Gross Cash Premium combined with the capitalized mortgage servicing rights represents the

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

"Gross Sales Premium." Gross Cash Premiums are affected by market conditions, loan type, credit quality, interest rate and other factors as negotiated between the Company and independent purchasers. The recorded net gain on sale of loans is the "Net Premium" realized for that period. All such components of gain on sales of loans are normally expressed as a percentage of loans sold.

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

     The following table presents the Company's loan originations and purchases and loan sales for the periods indicated (dollars in thousands):

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Loan originations and purchases:
  Broker-sourced.......................................  $440,541    $307,783
  Retail-sourced.......................................     9,169          --
  Correspondent........................................    41,348      18,337
                                                         --------    --------
  Total loan originations and purchases................  $491,058    $326,160
                                                         ========    ========
Loan sales.............................................  $482,444    $319,445

     The Company's primary channel of loan production is through its relationship with a network of approved independent mortgage brokers. The Company has established a sales force ("Account Executives") to serve as the principal contact between the Company and the independent mortgage brokers. The Company offers a variety of loan programs and products; however, substantially all loans originated by the Company are secured by first-lien mortgages on residential properties consisting of one- to four-unit family residences. During the three months ended March 31, 1998, the Company completed its first full quarter of retail operations, which is conducted through its retail division, Financing USA. Financing USA offers loan products which are identical to those offered to independent brokers, directly to the borrower. These products are marketed through direct mail, telemarketing and media advertising.

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The following table presents the Company's loan production for the periods indicated (dollars in thousands):

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Fixed rate loans.......................................  $104,574    $ 91,554
Fixed/adjustable rate loans............................   274,658      92,943
Six-month adjustable rate loans........................   111,826     141,664
                                                         --------    --------
          Total loan production........................  $491,058    $326,160
                                                         ========    ========

     During the first quarter of 1998, approximately $314.8 million or 66% of the Company's loan production was made for the purpose of providing funds for refinancing, and for $110.4 million of these refinancings, the respective borrowers received cash to pay-off other debts. The average loan-to-value ratio on loans originated and purchased during the first quarter of 1998 was 75%.

     The Company's geographic markets are divided into various regions. Once the Company determines that the level of current and projected business from a region warrants creation of a local presence, the Company establishes a Regional Processing Center in or near the region.

     The following table presents loan production by state for the five highest states and all others for the periods indicated:

                                               THREE MONTHS ENDED         THREE MONTHS ENDED
                                                 MARCH 31, 1998             MARCH 31, 1997
                                             ----------------------     ----------------------
                                                              % TO                       % TO
                 STATE(A)                       AMOUNT        TOTAL        AMOUNT        TOTAL
                 --------                    ------------     -----     ------------     -----
California.................................  $163,949,000      33.4%    $109,921,000      33.7%
Colorado...................................    36,808,000       7.5%      28,780,000       8.8%
Florida....................................    29,098,000       5.9%      15,932,000       4.9%
Michigan...................................    24,699,000       5.0%      15,754,000       4.8%
Texas......................................    23,745,000       4.8%      14,807,000       4.5%
All Others.................................   212,759,000      43.3%     140,966,000      43.3%
                                             ------------     -----     ------------     -----
                                             $491,058,000     100.0%    $326,160,000     100.0%
                                             ============     =====     ============     =====

---------------
(a) States are listed in order of percentage of loan originations and purchases for the three months ended March 31, 1998.

     The Company follows the practice of entering into forward commitments to sell its production. These forward commitments are typically made for the next 30 to 120 days of production. Prior to entering into a forward commitment, the Company evaluates prospective purchasers in order to assess their ability to fulfill the terms of the agreement. In the event that the volume of loans produced or the coupon rate or margin of the loans originated and delivered to the purchaser are materially different from the terms of the forward commitment, the sales price of the loans will be adjusted accordingly, or the event of a shortfall, the Company may be required to pay the purchaser a pair-off fee.

     Loan sales are made to institutional purchasers on a nonrecourse basis pursuant to a purchase agreement containing customary representations and warranties regarding underwriting criteria and the origination process. The Company has not retained residual interests in the loans that it sells other than servicing rights. In addition, in the event of a breach of a representation or a warranty, the Company may be required to repurchase or substitute a new loan. The Company may also be required to repurchase or substitute a loan if

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

the borrower defaults on the first payment due after the loan is funded or if the loan documentation contains fraudulent misrepresentations made by the borrower. Such repurchase or substitution may result in the Company recording a reduction in the gain on sale that it previously recognized and/or a loss. The Company realizes that such repurchases are inherent in its operations and that the Company may realize a reduction in the previously recognized gain on sale or sustain a loss from such repurchases. The Company provides allowances for losses to cover such activities that arise in connection with originating loans and subsequently selling them to investors.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     The Company achieved record first quarter earnings for the three months ended March 31, 1998 as a result of selling its increased loan originations and purchases in both existing and new markets. Net earnings increased by $0.8 million or 18.4% to $5.4 million in 1998 from $4.6 million in 1997.

     The primary factors that led to the improvement in net earnings recorded during the three months ended March 31, 1998 as compared to the same period in 1997 include:

     - Increased loan production. Loan production increased by $164.9 million or 50.6% to $491.1 million during the three months ended March 31, 1998 as compared to the same period of 1997.

     - Increased loan sales. Loans sold during the three months ended March 31, 1998 totaled $482.4 million, an increase of $163.0 million or 51.0% over the same period of 1997.

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Gain on sale of loans....................................  $23,925    $17,238
Loan servicing and other fees, net.......................      566         --
Net interest income......................................    1,370        472
                                                           -------    -------
          Total revenues.................................  $25,861    $17,710
                                                           =======    =======

     Total revenues during the three months ended March 31, 1998, increased by $8.2 million or 46.0%, compared to same period in 1997, as a direct result of an increase in gain on sales of loans of $6.7 million or 38.8% during the same comparative periods. The primary factor contributing to this increase was an increase in loan sales of 51.0% to $482.4 million during the three months ended March 31, 1998, as compared to the same period in 1997. Such increase was partially offset by a decrease in the Net Premiums on the sale of loans to 4.96% during the three months ended March 31,1998, from 5.40% during the same period in 1997.

     The increase in loan sales resulted from an increase in loan originations and purchases to $491.1 million during the three months ended March 31, 1998, from $326.2 million during the same period in 1997, which reflects the Company's continued expansion in its broker-sourced business through penetration in its existing markets and expansion into new geographic markets. In addition, the three months ended March 31, 1998 marked the Company's first full quarter of retail-sourced operations, contributing $9.2 million in loan originations, which are included in the Company's total loan originations and purchases. During the three months ended March 31, 1998, the Company originated loans in 48 states compared to 43 states during the same period in 1997.

     Net Premiums on the sale of loans decreased to 4.96% during the first quarter of 1998, as compared to 5.40% during the same period in 1997. Such decrease is the result of lower Gross Sales Premiums and higher

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

fees paid to brokers and correspondents. During the three months ended March 31, 1998, Gross Sales Premiums totaled 6.18%, compared to 6.36% during the same period in 1997. Fees paid to brokers and correspondents totaled 1.42% during the three months ended March 31, 1998, compared to 1.17% during the same period in 1997. Gross Cash Premiums negotiated on loans sold increased to 6.04% during the first quarter of 1998, from 5.42% during the same period in 1997, resulting from a substantial amount of the Company's loan sales being made on a servicing released basis during the first quarter of 1998.

     The Company has entered into a forward commitment to sell its anticipated loan production through August 1998, on a service-released basis. The Gross Cash Premium that the Company will realize from this commitment is dependent upon the type, quality, interest rate, and other terms of the loans originated and purchased and subsequently delivered to the purchaser. However, based upon the terms of the forward commitment, the Company is not anticipating that the Gross Cash Premium during the second quarter of 1998 will decline from recent levels.

     Loan servicing and other fees totaled $566,000 during the three months ended March 31, 1998, net of amortization of mortgage servicing rights totaling $197,000. The Company generally earns an annual 50 basis points on the outstanding principal balance of each loan it services, and retains the right to receive late fees and other charges in connection with the servicing of such loans. At March 31, 1998, the outstanding balance of the servicing portfolio totaled $922.9 million, including certain loans serviced on an interim basis until servicing is transferred to the purchasing investor. Prior to the Reorganization, all related loan servicing revenues were recognized by an affiliated division of AMC.

     Net interest income totaled $1.4 million during the three months ended March 31, 1998, an increase of $898,000 or 190.3%, compared to the same period in 1997. Such increase resulted from a higher level of loans held for sale during the period, partially offset by a higher level of advances under the revolving warehouse financing facility, coupled with investment returns from the Company's short-term investment securities. Subsequent to the Reorganization, the Company began utilizing its excess liquidity to fund a portion of its loan originations. This strategy resulted in higher levels of return on its excess liquidity and allowed the Company the flexibility to transfer such loans to its warehouse line on a same-day basis.

     Expenses. The following table sets forth the components of the Company's expenses for the periods indicated:

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Compensation.............................................  $10,372    $ 6,181
Premises and equipment...................................    2,179        759
Other general and administrative.........................    1,940      1,015
                                                           -------    -------
Total direct expenses....................................   14,491      7,955
Allocated expenses from AMC..............................       --      1,684
                                                           -------    -------
Total general and administrative.........................   14,491      9,639
Provision for losses.....................................    1,400        438
Sub-servicing costs......................................      646         --
                                                           -------    -------
Total expenses...........................................  $16,537    $10,077
                                                           =======    =======

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Compensation expense increased to $10.4 million during the first quarter of 1998, compared to $6.2 million for the same period in 1997. The primary reason for such increase is growth in the number of employees resulting from the Company's expansion of its loan production capabilities. The number of employees totaled 601 at March 31, 1998, up from 375 at March 31, 1997. The increase in compensation expense is also attributable to increases in commissions paid to production employees. Both the growth in the number of employees and the increased commissions are directly related to increased loan production during the three months ended March 31, 1998, compared to the same period in 1997. Although the total dollar amount of general and administrative expenses increased during the three months ended March 31, 1998, compared to the same period in 1997, such expenses as a percentage of loan production declined to 2.95% during the three months ended March 31, 1998, compared to 2.96% during the same period in 1997. Greater economies of scale were not achieved due to the Company's investment in its new retail origination channel, Financing USA.

     Premises and equipment expenses increased to $2.2 million for the three months ended March 31, 1998, compared to $759,000 for the same period in 1997, reflecting an increase in occupancy costs related to growth in personnel forces to support the increased loan production as well as an increase in headquarter space to support the Company as an independent entity since the Reorganization.

     Other general and administrative expenses increased to $1.9 million for the three months ended March 31, 1998, compared to $1.0 million for the same period in 1997. The increase in other general and administrative expenses is primarily the result of increased infrastructure and indirect costs incurred in support of the Company's loan production. The Company also paid $250,000 to AMC during the three months ended March 31, 1998, for information services and data processing functions provided by AMC pursuant to an administrative services agreement entered into in connection with the Reorganization. In February 1998, the Company terminated this agreement, effective March 1, 1998. In addition, the Company provided certain services to AMC, as described in the Notes to the Company's Consolidated Financial Statements. The Company received $110,000 from AMC for such services during the three months ended March 31, 1998. In February 1998, the Company received notice from AMC to terminate such services effective March 1, 1998.

     Prior to the Reorganization, the Wholesale Division received an allocation of expenses from AMC, as detailed in Note 1 to the Company's Consolidated Financial Statements. Following the Reorganization, such allocations ceased when the Company began its operations as an independent entity. During the three months ended March 31, 1997, such allocated expenses from AMC totaled $1.7 million.

     Provision for losses increased to $1.4 million for the three months ended March 31, 1998, as compared to $438,000 in 1997. During the three months ended March 31, 1998, the Company recorded provision for losses totaling $600,000 for estimated losses resulting from breaches of representations and warranties, first payment defaults, and other factors. An additional allowance of $800,000 was recorded relating to a "pair-off fee" paid to a loan purchaser after the Company delivered less than the full principal balance of loans required under a purchase commitment with such purchaser. Prior to the Reorganization, the provision for losses represented an allocation received from AMC based on the total provision for losses recorded by AMC.

     As more fully discussed in Note 2 to the Company's Consolidated Financial Statements, since the Reorganization, the Company has entered into an agreement with AMC pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company after the Reorganization. The Company has agreed to pay AMC a 45 basis point annual servicing fee on the outstanding principal balance of each loan sub-serviced. Such sub-servicing costs for the three months ended March 31, 1998 amounted to $646,000.

     Income Taxes. The effective income tax rates for the three months ended March 31, 1998 was 42.0%, as compared to 40.2% for the same period in 1997. Prior to the Reorganization, the Wholesale Division was not a separate legal entity for tax purposes. Because the Wholesale Division was part of AMC until the

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Reorganization, AMC is responsible for payment of federal and state income taxes attributable to income earned by the Wholesale Division of AMC prior to the Reorganization.

  FINANCIAL CONDITION

     The Company continued to add strength to its financial position in the first quarter of 1998 as a result of its profitable operating results.

     A substantial portion of the Company's cash and cash equivalents are maintained in an account with its warehouse lender. The Company earns interest on these funds at a yield that approximates the 30 day reserve adjusted London Inter-Bank Offered Rate ("LIBOR"). At March 31, 1998, cash and cash equivalents included $3.8 million in funds which were borrowed from its warehouse lender for the funding of loans. Such advances were not needed and were repaid to the warehouse lender the following day.

     As discussed in more detail in Liquidity and Capital Resources, the Company's investment securities consists of high-quality, short-term securities. At March 31, 1998, the largest component of the Company's investment securities consisted of a money market mutual fund, which limits it holdings to government securities. These securities are available for sale, and their market value approximated their historical cost basis at March 31, 1998.

     Loans held for sale increased by $7.0 million as of March 31, 1998, as compared to December 31, 1997, reflecting the continuing increase in loan origination activity from month to month, combined with the decrease in the receivable from the sale of loans. Loans held for sale are valued at the lower of their historical cost basis or market value, determined on an aggregate basis. At March 31, 1998, the market value of these loans exceeded their historical cost basis.

     Receivable from the sales of loans represents the proceeds from the sales of loans that have not been received by the Company from the purchaser. At March 31, 1998, receivable from the sales of loans totaled $111.0 million compared to $143.1 million at December 31, 1997. Such balances normally are collected within a 30-day period from month-end. As of April 30, 1998, all proceeds related to the receivable from the sales of loans at March 31, 1998 had been collected.

     At March 31, 1998, the Company had recorded $3.6 million of capitalized servicing rights, net of amortization which totaled $197,000 during the three months ended March 31, 1998. The Company, in its capacity as a master servicer, has contracted with a sub-servicer, AMC, to provide loan servicing in exchange for an annual fee of 45 basis points on the outstanding principal balance of each loan sub-serviced. When the Company sells its loans, it typically retains approximately 50 basis points of servicing. Additionally, the Company generally retains the right to receive late fees and other charges in connection with the servicing of the loans. The Company anticipates that it will develop an internal capacity to service its loans in the future. Its current arrangement with AMC may be terminated at any time after November 2, 1998, upon six months prior written notice or in the event AMC defaults on its obligation as a sub-servicer. Capitalized servicing rights are subject to downward valuation in the event that the market value of the servicing is lower than the recorded amounts, which typically occurs when the related loans have higher ratios of loss (charge-offs) and/or rates of prepayment than had been predicted at the time of sale. Prior to the Reorganization, immediately after sale of the loans, the Company transferred the related servicing rights to an affiliated division of AMC at their carrying value.

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Company's capitalization is as follows, for the periods indicated (dollars in thousands):

                                                AS OF MARCH 31,      AS OF DECEMBER 31,
                                                      1998                  1997
                                                ----------------     ------------------
Warehouse financing facility..................  $112,516      55%    $146,271       62%
Stockholders' equity..........................    93,155      45%      90,745       38%
                                                --------     ---     --------      ---
          Total capitalization................  $205,671     100%    $237,016      100%
                                                ========     ===     ========      ===

     Warehouse financing facility decreased $33.8 million over the 1997 year-end level as a result of a decrease in the receivable from the sales of loans over the same comparative period. As a percentage of total capitalization, warehouse financing facility reflects a continued decrease, to 55% at March 31, 1998 compared to 62% at December 31, 1997. Stockholders' equity increased $2.4 million over December 31, 1997, reflecting profitable operating results for the first quarter of 1998, partially offset by treasury stock purchases of $3.0 million during the first quarter of 1998.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company had $23.3 million in cash and cash equivalents at March 31, 1998 reflecting continued positive cash flows generated since the Reorganization. Prior to the Reorganization, all cash generated by the Wholesale Division of AMC was collected by AMC, and as such, cash and cash equivalents for the Company reflect zero balances for the three months ending March 31, 1997. Nonetheless, the Company has historically generated positive cash flow. Sources of cash flow include loan sales, net interest income and borrowings. Uses of cash include the funding of loan originations and purchases, repayment of borrowings and related interest expenses, operating and administrative expenses, income taxes and capital expenditures.

     The Company funds its operations through its cash reserves, loan sales, net earnings and a revolving warehouse credit facility under which it borrows money to finance the origination and purchase of loans. Additionally, the Company may utilize its cash reserves to fund its loan production in order to maximize the return on its excess liquidity. The Company repays borrowings with the proceeds from its loan sales. During the three months ended March 31, 1998 and 1997, the Company used cash in the amount of $491.1 million and $326.2 million, respectively, for new loan originations and purchases. During the same periods, the Company received cash proceeds from the sale of loans of $482.4 million and $319.4 million, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such loans sales of $28.0 million and $16.8 million, respectively, for the three months ended March 31, 1998 and 1997.

     Prior to the Reorganization, the Wholesale Division funded loans by borrowing under AMC's revolving warehouse credit facility. Since the date of the Reorganization, the Company has in place a $250 million warehouse financing facility provided by a syndicate of banks led by Chase Bank of Texas. In April 1998, the borrowing capacity of the facility was increased to $300 million and the expiration date was extended to April 13, 2000. The Company was in compliance with all of its covenants surrounding its warehouse financing at March 31, 1998. The weighted-average interest rate on the warehouse line was 7.13% at March 31, 1998.

     Subsequent to the Reorganization, the Company adopted an investment program for its available liquidity. The objectives of this program are to preserve the capital of the Company while maintaining flexibility for strategic opportunities. The Company's investment strategy seeks to maximize its returns within the policy's objectives. The weighted-average yield on the Company's investment portfolio at March 31, 1998 was 5.67%.

     The Company has the ability to utilize its available liquidity to repurchase shares of its stock on the open market. Pursuant to a stock repurchase plan adopted by the Board of Directors in October 1997, the Company

                        LONG BEACH FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

is authorized to repurchase up to 2.5 million shares of the Company's common stock through the end of September 1999. In January 1998, the Company used $3.0 million of available liquidity to purchase an additional 292,682 shares of its common stock. The Company has repurchased 592,682 shares since the plan's inception.

     The Company's desire to retain its flexibility, with respect to its available liquidity, is due, in part, to certain of the Company's strategic plans for the future. The Company is evaluating various strategies for expanding its retail loan production operation as well as developing a loan servicing operation. The development of an internal computer data center was completed in February 1998. Additionally, the Company opened its newest regional processing center in Denver, Colorado during the first quarter of 1998 and anticipates opening another center during the second quarter of 1998 in Dallas, Texas. The Company's operating plan calls for two additional centers to be opened during the second half of 1998. Each of these strategies will require capital investment.

     The Company is aware of ensuing issues involving the upcoming date change from December 31, 1999 to January 1, 2000 ("Year 2000") and the effect of such change on the Company's information systems. In order to identify and minimize any impact that Year 2000 may have on the Company, a task force was established to evaluate operational activities that could be affected by such date change. As part of the evaluation, both internal and external systems were identified as critical to the Company's operations. As a result, the task force is currently developing a detailed operational plan to resolve any issues and risks identified in the initial examination. The task force has estimated that the majority of the primary issues surrounding Year 2000 will be resolved by the end of 1998. The Company does not believe that the cost of addressing all of the issues associated with becoming Year 2000 compliant will have a material impact on its results of operations or financial condition. In addition, the Company has retained the services of an independent auditor to monitor its Year 2000 compliance activities. Those activities will be reported to the Board of Directors on a quarterly basis.

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

     Certain disclosures made by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature, such as comments which express the Company's opinion about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. Any forward-looking statements, whether made in this report or elsewhere, should be considered in contest with the various disclosures made by the Company about its business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                        LONG BEACH FINANCIAL CORPORATION

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

ITEM 5. OTHER INFORMATION

     Not Applicable

                        LONG BEACH FINANCIAL CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  *3.1     Amended and Restated Certificate of Incorporation of Long
           Beach Financial Corporation
  *3.2     Bylaws of Long Beach Financial Corporation
  *4.1     Specimen of the Common Stock of Long Beach Financial
           Corporation
 *10.1     Administrative Services Agreement among Long Beach Mortgage
           Company, Long Beach Financial Corporation and Ameriquest
           Mortgage Corporation
 *10.2     Form of Master Sub-Servicing Agreement, between Long Beach
           Mortgage Company and Ameriquest Mortgage Corporation
 *10.3     4/97 Senior Secured Credit Agreement, among Ameriquest
           Mortgage Corporation and Texas Commerce Bank National
           Association, as Lender and Agent
 *10.4     Form of Director/Officer Indemnification Agreement
 *10.5     Contribution Agreement, between Ameriquest Capital
           Corporation, Long Beach Mortgage Company, Long Beach
           Financial Corporation and Ameriquest Mortgage Corporation
 *10.6     1997 Stock Incentive Plan
 *10.7     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and M. Jack
           Mayesh
 *10.8     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and Edward
           Resendez
 *10.9     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and Frank J.
           Curry
*10.10     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and James H.
           Leonetti
*10.11     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and James J.
           Sullivan
*10.12     Department of Justice Settlement Agreement
*10.13     Employment Agreement, between Long Beach Financial
           Corporation, Long Beach Mortgage Company and William K.
           Komperda.
*10.14     Form of Amendment to Employment Agreement, among Long Beach
           Financial Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh, Edward Resendez, Frank J. Curry, James H.
           Leonetti, and James J. Sullivan.
 10.15     4/98 Amended and Restated Senior Secured Credit Agreement,
           among Long Beach Mortgage Company and Chase Bank of Texas, as Lender and Agent.
    27     Financial Data Schedule

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

                                          LONG BEACH FINANCIAL CORPORATION
                                          (Registrant)

                                                     May 14, 1998
By: /s/ M. JACK MAYESH                               Date
-------------------------------------------------
    M. Jack Mayesh
    Chairman and Chief Executive Officer

                                                     May 14, 1998
/s/ JAMES H. LEONETTI                                Date
-------------------------------------------------
    James H. Leonetti
    Senior Vice President and Chief Financial
Officer

                                 EXHIBITS INDEX

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                           DESCRIPTION                               PAGE
-------                          -----------                           ------------
    *3.1 Amended and Restated Certificate of Incorporation of Long
         Beach Financial Corporation
    *3.2 Bylaws of Long Beach Financial Corporation
    *4.1 Specimen of the Common Stock of Long Beach Financial
         Corporation
   *10.1 Administrative Services Agreement among Long Beach Mortgage
         Company, Long Beach Financial Corporation and Ameriquest
         Mortgage Corporation
   *10.2 Form of Master Sub-Servicing Agreement, between Long Beach
         Mortgage Company and Ameriquest Mortgage Corporation
   *10.3 4/97 Senior Secured Credit Agreement, among Ameriquest
         Mortgage Corporation and Texas Commerce Bank National
         Association, as Lender and Agent
   *10.4 Form of Director/Officer Indemnification Agreement
   *10.5 Contribution Agreement, between Ameriquest Capital
         Corporation, Long Beach Mortgage Company, Long Beach
         Financial Corporation and Ameriquest Mortgage Corporation
   *10.6 1997 Stock Incentive Plan
   *10.7 Employment Agreement, between Long Beach Financial
         Corporation, Ameriquest Mortgage Corporation and M. Jack
         Mayesh
   *10.8 Employment Agreement, between Long Beach Financial
         Corporation, Ameriquest Mortgage Corporation and Edward
         Resendez
   *10.9 Employment Agreement, between Long Beach Financial
         Corporation, Ameriquest Mortgage Corporation and Frank J.
         Curry
   *10.10 Employment Agreement, between Long Beach Financial
         Corporation, Ameriquest Mortgage Corporation and James H.
         Leonetti
   *10.11 Employment Agreement, between Long Beach Financial
         Corporation, Ameriquest Mortgage Corporation and James J.
         Sullivan
   *10.12 Department of Justice Settlement Agreement
   *10.13 Employment Agreement, between Long Beach Financial
         Corporation, Long Beach Mortgage Company and William K.
         Komperda
   *10.14 Form of Amendment to Employment Agreement, among Long Beach
         Financial Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh, Edward Resendez, Frank J. Curry, James H.
         Leonetti, and James J. Sullivan
    10.15 4/98 Amended and Restated Senior Secured Credit Agreement
         among Long Beach Mortgage Company and Chase Bank of Texas, as Lender and Agent
    27   Financial Data Schedule

---------------
* Previously filed.