Form 10-Q
period 1998-06-30
LONG BEACH FINANCIAL CORP
filed 1998-08-11
CIK 1034011

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     As of August 10, 1998, registrant had outstanding 23,662,518 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        LONG BEACH FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                  TO FORM 10-Q
            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

                        PART I -- FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.  Financial Statements
         Consolidated Statements of Financial Condition as of June        3
         30, 1998 (Unaudited) and December 31, 1997..................
         Consolidated Statements of Operations for the Three Months       4
         and Six Months Ended June 30, 1998 and 1997 (Unaudited).....
         Consolidated Statements of Stockholders' Equity for the          5
         Three Months and Six Months Ended June 30, 1998
         (Unaudited).................................................
         Consolidated Statements of Cash Flows for the Six Months         6
         Ended June 30, 1998 and 1997 (Unaudited)....................
         Notes to the Consolidated Financial Statements for the Three     7
         Months and Six Months Ended June 30, 1998 (Unaudited).......
Item 2.  Management's Discussion and Analysis of Financial Condition,    14
         Results of Operations, Liquidity and Capital Resources......
Item 3.  Quantitative and Qualitative Disclosures About Market           22
         Risk........................................................

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................    23
Item 2.  Changes in Securities.......................................    23
Item 3.  Defaults Upon Senior Securities.............................    23
Item 4.  Submission of Matters to a Vote of Securities Holders.......    23
Item 5.  Other Information...........................................    23
Item 6.  Exhibits and Reports on Form 8-K............................    23
         (a) Exhibits................................................    23
         (b) Reports on Form 8-K.....................................    24

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        LONG BEACH FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                JUNE 30,      DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................  $ 44,338,000    $ 38,782,000
Investment securities available for sale....................     1,011,000       3,793,000
Loans held for sale.........................................    27,958,000      17,241,000
Receivable from the sales of loans..........................   159,654,000     143,088,000
Premises and equipment, net.................................     4,604,000       3,620,000
Deferred income taxes.......................................    33,200,000      34,400,000
Capitalized mortgage servicing rights.......................     3,207,000       3,054,000
Accrued taxes receivable....................................     1,892,000              --
Prepaid expenses and other assets...........................     4,944,000       4,110,000
                                                              ------------    ------------
          Total assets......................................  $280,808,000    $248,088,000
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Warehouse financing facility..............................  $171,519,000    $146,271,000
  Accounts payable and accrued liabilities..................    12,481,000       8,280,000
  Accrued income taxes payable..............................            --       2,792,000
                                                              ------------    ------------
          Total liabilities.................................   184,000,000     157,343,000

Stockholders' equity:
  Common stock, $.001 par value; 150 million shares
     authorized;
     25 million shares issued; 24.1 million and 24.7 million
     shares outstanding for 1998 and 1997, respectively.....        25,000          25,000
  Additional paid-in capital................................    75,354,000      75,307,000
  Retained earnings.........................................    31,515,000      18,697,000
  Treasury stock, at cost; 900,682 and 300,000 shares for
     1998 and 1997, respectively............................   (10,086,000)     (3,284,000)
                                                              ------------    ------------
          Total stockholders' equity........................    96,808,000      90,745,000
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $280,808,000    $248,088,000
                                                              ============    ============

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 FOR THE                       FOR THE
                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                        --------------------------    --------------------------
                                           1998           1997           1998           1997
                                        -----------    -----------    -----------    -----------
REVENUES:
Gain on sale of loans.................  $31,630,000    $19,941,000    $55,555,000    $37,179,000
Loan servicing and other fees on
  loans...............................    1,077,000         18,000      1,840,000         18,000
Amortization of mortgage servicing
  rights..............................     (271,000)            --       (468,000)            --
Interest income.......................    5,302,000      1,467,000      9,299,000      3,502,000
Interest expense......................   (3,636,000)    (1,322,000)    (6,263,000)    (2,885,000)
                                        -----------    -----------    -----------    -----------
Net interest income...................    1,666,000        145,000      3,036,000        617,000
                                        -----------    -----------    -----------    -----------
Net operating income..................   34,102,000     20,104,000     59,963,000     37,814,000

EXPENSES:
Compensation expense..................   13,325,000      6,803,000     23,697,000     12,984,000
Premises and equipment expenses.......    2,990,000        846,000      5,169,000      1,605,000
Other general and administrative
  expenses............................    2,868,000      1,322,000      4,808,000      2,337,000
Corporate administrative charges......           --        610,000             --      2,294,000
Provision for losses..................    1,000,000      2,490,000      2,400,000      2,928,000
Sub-servicing costs...................    1,138,000         46,000      1,784,000         46,000
                                        -----------    -----------    -----------    -----------
Total expenses........................   21,321,000     12,117,000     37,858,000     22,194,000
                                        -----------    -----------    -----------    -----------
Earnings before income taxes..........   12,781,000      7,987,000     22,105,000     15,620,000
Provision for income taxes............    5,373,000      3,115,000      9,287,000      6,180,000
                                        -----------    -----------    -----------    -----------
Net earnings..........................  $ 7,408,000    $ 4,872,000    $12,818,000    $ 9,440,000
                                        ===========    ===========    ===========    ===========
Basic earnings per share..............  $      0.31    $      0.19    $      0.53    $      0.38
                                        ===========    ===========    ===========    ===========
Diluted earnings per share............  $      0.29    $      0.19    $      0.50    $      0.38
                                        ===========    ===========    ===========    ===========

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                              ADDITIONAL
                                    COMMON      PAID-IN      RETAINED       TREASURY
                                     STOCK      CAPITAL      EARNINGS        STOCK          TOTAL
                                    -------   -----------   -----------   ------------   -----------
THREE MONTHS ENDED JUNE 30, 1998:
Balance, April 1, 1998............  $25,000   $75,307,000   $24,107,000   $ (6,284,000)  $93,155,000
Net earnings......................       --            --     7,408,000             --     7,408,000
Exercise of stock options.........       --        47,000            --             --        47,000
Purchase of treasury stock........       --            --            --     (3,802,000)   (3,802,000)
                                    -------   -----------   -----------   ------------   -----------
Balance, June 30, 1998............  $25,000   $75,354,000   $31,515,000   $(10,086,000)  $96,808,000
                                    =======   ===========   ===========   ============   ===========
SIX MONTHS ENDED JUNE 30, 1998:
Balance, January 1, 1998..........  $25,000   $75,307,000   $18,697,000   $ (3,284,000)  $90,745,000
Net earnings......................       --            --    12,818,000             --    12,818,000
Exercise of stock options.........       --        47,000            --             --        47,000
Purchase of treasury stock........       --            --            --     (6,802,000)   (6,802,000)
                                    -------   -----------   -----------   ------------   -----------
Balance, June 30, 1998............  $25,000   $75,354,000   $31,515,000   $(10,086,000)  $96,808,000
                                    =======   ===========   ===========   ============   ===========

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          FOR THE
                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                              --------------------------------
                                                                   1998              1997
                                                              ---------------    -------------
Cash Flows from Operating Activities:
Net earnings................................................  $    12,818,000    $   9,440,000
Adjustments to reconcile net earnings to net cash provided
  by (used in) operating activities:
  Depreciation and amortization of premises, equipment and
     warehouse financing facility issuance costs............        1,166,000          300,000
  Loans originated and purchased for sale...................   (1,142,749,000)    (711,347,000)
  Proceeds from sales of loans held for sale................    1,128,719,000      688,687,000
  Noncash gain recognized on capitalization of mortgage
     servicing rights.......................................         (621,000)      (5,004,000)
  Amortization of capitalized mortgage servicing rights.....          468,000               --
  Changes in:
     Receivable from the sales of loans.....................      (16,566,000)     (27,377,000)
     Accounts payable and accrued liabilities...............        4,201,000        1,232,000
     Accrued income taxes payable...........................       (3,484,000)       1,796,000
  Other.....................................................        2,080,000       (1,784,000)
                                                              ---------------    -------------
          Net cash provided by (used in) operating
            activities......................................      (13,968,000)     (44,057,000)
Cash Flows from Investing Activities:
  Purchases of premises and equipment.......................       (1,750,000)        (362,000)
  Purchases of investment securities available for sale.....      (23,789,000)     (91,145,000)
  Maturities of investment securities available for sale....       26,570,000       50,629,000
                                                              ---------------    -------------
          Net cash provided by (used in) investing
            activities......................................        1,031,000      (40,878,000)
Cash Flows from Financing Activities:
  Net change in warehouse financing facility................       25,248,000       54,536,000
  Cash provided to AMC prior to the Reorganization..........               --       (3,852,000)
  Proceeds from mortgage servicing rights transferred to
     AMC....................................................               --        3,974,000
  Reorganization and capitalization of LBFC.................               --       38,000,000
  Purchase of treasury stock................................       (6,802,000)              --
  Proceeds from exercise of stock options...................           47,000               --
                                                              ---------------    -------------
          Net cash provided by financing activities.........       18,493,000       92,658,000
Net increase in cash........................................        5,556,000        7,723,000
Cash, beginning of the period...............................       38,782,000               --
                                                              ---------------    -------------
Cash, end of the period.....................................  $    44,338,000    $   7,723,000
                                                              ===============    =============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest on warehouse
     financing facility.....................................  $     5,415,000    $     235,000
  Cash paid during the period for federal and state income
     taxes..................................................       12,633,000               --
Supplemental Schedule of Non-Cash Activities:
  Deferred tax asset........................................               --       36,000,000
  Amortization of deferred tax asset........................        1,200,000          400,000

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

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

     The Company follows a strategy of selling substantially all of its loan originations in the secondary market through loan sales in which the Company disposes of 90 to 100% of its economic interest in the loan for a cash price that represents a premium over the principal balance of the loans sold. Prior to the expiration and fulfillment of its outstanding loan purchase commitment, the Company generally obtains a new purchase commitment from one or more loan purchasers for the volume of loans expected to be originated during the next several months. As a result, the Company endeavors to have a buyer for each loan at the time it is funded and, therefore, can deliver loans and receive payments for the loans shortly after funding.

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

     On April 28, 1997, LBFC's Registration Statement on Form S-1 under the Securities Act of 1933, as amended (the "Registration Statement"), relating to the initial public offering of its common stock, was declared effective. The initial public offering closed on May 2, 1997. Immediately prior to the closing of the initial public offering, AMC reorganized its business operations (the "Reorganization") by transferring certain assets and personnel relating to the broker-sourced lending and loan sales divisions to the Company in exchange for shares of common stock. The Reorganization has been accounted for in a manner similar to a pooling of interests; therefore, the historical cost basis of the assets and liabilities transferred to the Company was carried over from the Wholesale Division of AMC.

BASIS OF PRESENTATION

     The Company had no operations through the date of the Reorganization and all rights, benefits and obligations relating to the operations and net earnings of the Wholesale Division of AMC, up to the date of the Reorganization, remained with AMC. However, because the Reorganization has been accounted for in a manner similar to a pooling of interests, the results of operations reported for the three months ended June 30, 1997 include: (i) the results of operations for the Wholesale Division of AMC from April 1, 1997 through May 1, 1997 (the "1997 Second Quarter Operating Results of the Wholesale Division of AMC") and (ii) the results of operations of the Company from May 2, 1997 through June 30, 1997 (the "Company's Results of Operations"). Collectively, the combination of the 1997 Second Quarter Operating Results of the Wholesale Division of AMC and the Company's Results of Operations represent the "Combined Results of Operations for the Three Months Ended June 30, 1997."

                        LONG BEACH FINANCIAL CORPORATION

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION (CONTINUED)
     The results of operations reported for the six months ended June 30, 1997 include: (i) the Results of Operations of the Wholesale Division of AMC from January 1, 1997 through May 1, 1997 (the "1997 Operating Results of the Wholesale Division of AMC"), and (ii) the Company's Results of Operations. Collectively, the combination of the 1997 Operating Results of the Wholesale Division of AMC and the Company's Results of Operations represent the "Combined Results of Operations for the Six Months Ended June 30, 1997."

     Cash flows for the six months ended June 30, 1997 include: (i) cash flows of the Wholesale Division of AMC from January 1, 1997 through May 1, 1997 (the "1997 Cash Flows of the Wholesale Division of AMC"), and (ii) the Company's cash flows from May 2, 1997 through June 30, 1997 (the Company's Cash Flows"). Collectively, the combination of the 1997 Cash Flows of the Wholesale Division of AMC and the Company's Cash Flows represent the "Combined Cash Flows for the Six Months Ended June 30, 1997."

     All information relating to the Wholesale Division of AMC included or used in the preparation of this report has been prepared from records maintained by AMC and provided to the Company by AMC.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial

                        LONG BEACH FINANCIAL CORPORATION

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION (CONTINUED) statement presentation. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimated. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to current period presentation. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998.

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

     The rights to loans which were originated by the Wholesale Division but remained unsold at May 2, 1997 were retained by AMC (the "Retained Loans"). The costs relating to the production of these loans were incurred and recorded by the Wholesale Division of AMC and these loans were included as part of the loan production for the month of April 1997. Subsequent to the Reorganization, the Company purchased the Retained Loans from AMC at the same price and at the same time that the Company sold these loans to an independent third party purchaser. Because the gain from the sale of the Retained Loans was recorded after the Reorganization, and because the Company's stockholders did not receive any of the benefit of this gain, the Company did not include the gain from the sale of the Retained Loans as part of the Company's Results of Operations. The principal amount of the Retained Loans was approximately $33.8 million and the after tax gain from the sale of these loans was approximately $807,000. The gains from the sale of the Retained Loans are not reflected either as income from the Wholesale Division of AMC or as income from the Company.

                        LONG BEACH FINANCIAL CORPORATION

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

     The following table presents separately the operations of the Wholesale Division of AMC and the Company, and the combined effect of their results for each respective period. Additionally, the gain from the sale of the Retained Loans is presented for informational purposes, with corresponding earnings and per share data presented on a pro forma basis.

                                     FOR THE THREE MONTHS ENDED JUNE 30, 1997    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                    ------------------------------------------   ---------------------------------------
                                     WHOLESALE                                    WHOLESALE
                                    DIVISION OF        THE                       DIVISION OF       THE
                                        AMC          COMPANY        COMBINED         AMC         COMPANY      COMBINED
                                    ------------   ------------   ------------   -----------   -----------   -----------
REVENUES:
Gain on sale of loans............    $8,366,000    $11,575,000    $19,941,000    $25,604,000   $11,575,000   $37,179,000
Loan servicing and other fees on
  loans..........................            --         18,000         18,000             --        18,000        18,000
Interest income..................       271,000      1,196,000      1,467,000      2,306,000     1,196,000     3,502,000
Interest expense.................      (575,000)      (747,000)    (1,322,000)    (2,138,000)     (747,000)   (2,885,000)
                                     ----------    -----------    -----------    -----------   -----------   -----------
Net interest income (expense)....      (304,000)       449,000        145,000        168,000       449,000       617,000
                                     ----------    -----------    -----------    -----------   -----------   -----------
Net operating income.............     8,062,000     12,042,000     20,104,000     25,772,000    12,042,000    37,814,000
EXPENSES:
Compensation expense.............     2,061,000      4,742,000      6,803,000      8,242,000     4,742,000    12,984,000
Premises and equipment
  expenses.......................       347,000        499,000        846,000      1,106,000       499,000     1,605,000
Other general and administrative
  expenses.......................       376,000        946,000      1,322,000      1,391,000       946,000     2,337,000
Corporate administrative
  charges........................       610,000             --        610,000      2,294,000            --     2,294,000
Provision for losses.............     2,370,000        120,000      2,490,000      2,808,000       120,000     2,928,000
Sub-servicing costs..............            --         46,000         46,000             --        46,000        46,000
                                     ----------    -----------    -----------    -----------   -----------   -----------
Total expenses...................     5,764,000      6,353,000     12,117,000     15,841,000     6,353,000    22,194,000
                                     ----------    -----------    -----------    -----------   -----------   -----------
Earnings before income taxes.....     2,298,000      5,689,000      7,987,000      9,931,000     5,689,000    15,620,000
Provision for income taxes.......       919,000      2,196,000      3,115,000      3,984,000     2,196,000     6,180,000
                                     ----------    -----------    -----------    -----------   -----------   -----------
Net earnings.....................    $1,379,000    $ 3,493,000    $ 4,872,000    $ 5,947,000   $ 3,493,000   $ 9,440,000
                                     ==========    ===========    ===========    ===========   ===========   ===========
Pro forma net gain from sale of
  Retained Loans net of taxes....       807,000             --        807,000        807,000            --       807,000
                                     ----------    -----------    -----------    -----------   -----------   -----------
Pro forma net earnings inclusive
  of gain from Retained Loans....    $2,186,000    $ 3,493,000    $ 5,679,000    $ 6,754,000   $ 3,493,000   $10,247,000
                                     ==========    ===========    ===========    ===========   ===========   ===========
Basic and Diluted Net earnings
  per share......................    $     0.06    $      0.13    $      0.19    $      0.24   $      0.14   $      0.38
                                     ==========    ===========    ===========    ===========   ===========   ===========
Pro forma Basic and Diluted net
  earnings per share inclusive of
  gain from Retained Loans.......    $     0.09    $      0.13    $      0.22    $      0.27   $      0.14   $      0.41
                                     ==========    ===========    ===========    ===========   ===========   ===========

NOTE 3. AGREEMENTS WITH RELATED PARTIES

     Administrative Services Agreements -- On April 28, 1997, the Company and AMC entered into an administrative services agreement under which AMC agreed to provide various services to the Company, including certain employee benefits administration services, information services and data processing functions and, through August 1997, mail room services. The agreement had a one year term from the effective date of the Reorganization unless earlier terminated by the Company upon 30 days written notice. The Company has paid $250,000 and $284,000 to AMC for such services during the six months ended June 30, 1998 and 1997, respectively. In February 1998, the Company terminated this agreement, effective March 1, 1998.

                        LONG BEACH FINANCIAL CORPORATION

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

NOTE 3. AGREEMENTS WITH RELATED PARTIES (CONTINUED)
     In addition, on April 28, 1997, the Company and AMC entered into a second administrative services agreement pursuant to which the Company agreed to assist AMC in selling the mortgage loans originated by AMC and provide investor coordination and information for the existing loan portfolio as well as new loan originations. The agreement had a one-year term from the effective date of the Reorganization, unless earlier terminated by AMC upon 30 days written notice. The Company has received $110,000 from AMC for such services during both the six months ended June 30, 1998 and 1997. AMC terminated the services pursuant to the second administrative agreement, effective March 1, 1998.

     Loan Sub-servicing Agreement -- On April 28, 1997, the Company and AMC entered into a three-year loan sub-servicing agreement pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company after the Reorganization. Sub-servicing activities include collecting and remitting loan payments, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions. The agreement provides that either party has the right to terminate the agreement effective at any time after 18 months, upon six months prior written notice to the other party. The Company has agreed to pay AMC a 45 basis points annual servicing fee on the outstanding principal balance of each loan sub-serviced. Such sub-servicing costs for the three months ended June 30, 1998 and 1997 amounted to $1,138,000 and $46,000 respectively, and six months ended June 30, 1998 and 1997 amounted to $1,784,000 and $46,000, respectively.

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

NOTE 4. COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for annual periods beginning after December 15, 1997. This statement defines comprehensive income as the total of all components of comprehensive income, including net income and other comprehensive income. The term 'other comprehensive income' refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income items are classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. All components of comprehensive income shall be reported in the financial statements in the period in which they are recognized; however, if there are no items of other comprehensive income in any period presented, then comprehensive income is not required to be reported for that period. The adoption of SFAS No. 130 did not have any material impact on the Company's financial statements. During the three months and six months ended June 30, 1998 and 1997, there were no items of other comprehensive income recognized.

                        LONG BEACH FINANCIAL CORPORATION

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

NOTE 5. EARNINGS PER SHARE

     The Company did not have any independent operations through the date of the Reorganization, and all rights, benefits and obligations relating to the net earnings of the Wholesale Division up to the date of the Reorganization remained with AMC. Additionally, only one share of LBFC's common stock was issued and outstanding until the Reorganization and no shares were issued or outstanding at any time prior to 1997. Earnings per share ("EPS") data for 1997 was prepared under the assumption that 25,000,000 shares of the Company's common stock were issued and outstanding as of January 1, 1997 through June 30, 1997, and by using common stock equivalents for all stock options issued by the Company from the Reorganization through June 30, 1997.

     A reconciliation of the numerators and denominators used in basic and diluted EPS computations for the periods indicated follows:

                                                 FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                                 -----------------------------------------
                                                  EARNINGS         SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Basic EPS:
  Earnings available to common stockholders....  $7,408,000      24,236,358        $0.31
                                                                                   =====
Effect of Stock Equivalents:
  Options......................................          --       1,241,721
                                                 ----------      ----------
Diluted EPS:
  Earnings available to common stockholders
     plus assumed conversions..................  $7,408,000      25,478,078        $0.29
                                                 ==========      ==========        =====

                                                 FOR THE THREE MONTHS ENDED JUNE 30, 1997
                                                 -----------------------------------------
                                                  EARNINGS         SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Basic EPS:
  Earnings available to common stockholders....  $4,872,000      25,000,000        $0.19
                                                                                   =====
Effect of Stock Equivalents:
  Options......................................          --         297,730
                                                 ----------      ----------
Diluted EPS:
  Earnings available to common stockholders
     plus assumed conversions..................  $4,872,000      25,297,730        $0.19
                                                 ==========      ==========        =====

                                                 FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                -----------------------------------------
                                                 EARNINGS         SHARES        PER SHARE
                                                (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                -----------    -------------    ---------
Basic EPS:
  Earnings available to common stockholders...  $12,818,000     24,366,642        $0.53
                                                                                  =====
Effect of Stock Equivalents:
  Options.....................................           --      1,213,358
                                                -----------     ----------
Diluted EPS:
  Earnings available to common stockholders
     plus assumed conversions.................  $12,818,000     25,580,000        $0.50
                                                ===========     ==========        =====

                        LONG BEACH FINANCIAL CORPORATION

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

NOTE 5. EARNINGS PER SHARE (CONTINUED)

                                                  FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                 -----------------------------------------
                                                  EARNINGS         SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Basic EPS:
  Earnings available to common stockholders....  $9,440,000      25,000,000        $0.38
                                                                                   =====
Effect of Stock Equivalents:
  Options......................................          --         149,688
                                                 ----------      ----------
Diluted EPS:
  Earnings available to common stockholders
     plus assumed conversions..................  $9,440,000      25,149,688        $0.38
                                                 ==========      ==========        =====

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for annual periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operations and cash flows.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

ITEM 2. OVERVIEW

     Management's discussion and analysis of financial condition, results of operations, liquidity and capital resources contained within this report on Form 10-Q is more clearly understood when read in conjunction with the Notes to the Consolidated Financial Statements. The Notes to the Consolidated Financial Statements define certain terms that are used throughout this discussion and provide information on the Company and the basis of presentation used in this report on Form 10-Q.

     The Company is a specialty finance company engaged in the business of originating, purchasing and selling subprime residential mortgage loans secured by one- to four-unit family residences. The Company's core borrower base consists of individuals who do not qualify as traditional "A" credit borrowers because their credit history, debt to income ratio or other factors do not conform to standard agency lending criteria. The Company's primary loan origination channel is through independent mortgage brokers and, to a lesser extent, it purchases loans from mortgage companies and commercial banks. Substantially all of the Company's loan originations and purchases are sold in the secondary market through loan sales in which the Company disposes of its economic interest in the loans for cash, except for the related servicing rights, which it may retain. There may be some instances when all servicing rights are sold. As a result of this overall strategy, the Company's revenue is primarily generated though cash loan sales, rather than non-cash revenue attributable to residual interests in future payments on the loans, as is the case with some securitization structured transactions that require the retention of a residual economic interest.

     Prior to May 1997, the Company operated as the Wholesale Division of a company now known as Ameriquest Mortgage Company ("AMC"). In May of 1997, AMC reorganized (the "Reorganization") its business operations by transferring certain assets, liabilities and personnel relating to the Company in exchange for shares of common stock. Immediately after the Reorganization, the initial public offering of the Company's common stock was completed. The Reorganization has been accounted for in a manner similar to a pooling of interests and therefore, the historical cost basis of the assets and liabilities transferred to the Company was carried over from AMC.

     The Company's operations for the three months and six months ended June 30, 1997 have two components:

          1. Operations as a division of AMC for the period January 1, 1997 through May 1, 1997; and

          2. Operations as an independent company for the period May 2, 1997 through June 30, 1997.

     Because the Reorganization was accounted for in a manner similar to a pooling of interests, the information contained within this report presents the combined results of operations for the three months and six months ended June 30, 1997 and the combined cash flows for the six months ended June 30, 1997. All of the benefits, rights and obligations relating to the operations and net earnings of the Wholesale Division of AMC, up to the date of the Reorganization, remained with AMC.

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

     The primary components of the Company's revenues are gain on sales of loans and net interest income. Gain on sales of loans consists of: (i) the excess of the cash selling price over the outstanding principal balance of the loan (the "Gross Cash Premium"), plus (ii) capitalized mortgage servicing rights, minus (iii) the fees and other compensation paid to independent mortgage brokers, minus (iv) purchase premiums paid to correspondent lenders, and plus
(v) points and fees received from the borrower, offset by incremental direct loan origination costs. The Gross Cash Premium combined with the capitalized mortgage servicing rights represents the "Gross Sales Premium." Gross Cash Premiums are affected by market conditions, loan type, credit quality, interest rate and other factors as negotiated between the Company and independent purchasers. The recorded net gain on sale of loans is the "Net Premium" realized for that period. All such components of gain on sales of loans are normally expressed as a percentage of loans sold.

     Net interest income represents the difference between the interest that is earned on loans and other interest earning assets over the interest that is paid under the revolving warehouse credit facility. Net interest income can be affected by the volatility of interest rates, the level of interest earned on interest earning assets, the cost of interest on the revolving warehouse credit facility, the average amount of interest earning assets outstanding, and the average amount of borrowings outstanding. The Company has adopted an investment policy which limits its investment activities outside the Company's normal business line to high-quality, short-term investments.

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

     The following table presents the Company's loan originations and purchases and loan sales for the periods indicated (dollars in thousands):

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                --------------------    ----------------------
                                                  1998        1997         1998         1997
                                                --------    --------    ----------    --------
Loan originations and purchases:
  Broker-sourced..............................  $566,185    $356,239    $1,006,725    $664,062
  Correspondent...............................    69,563      28,949       110,910      47,285
  Retail-sourced..............................    15,943          --        25,114          --
                                                --------    --------    ----------    --------
  Total loan originations and purchases.......  $651,691    $385,188    $1,142,749    $711,347
                                                ========    ========    ==========    ========
Loan sales....................................  $646,275    $369,243    $1,128,719    $688,687

     The Company's primary channel of loan production is through its relationship with a network of approved independent mortgage brokers. The Company has established a sales force ("Account Executives") to serve as the principal contact between the Company and the independent mortgage brokers. Financing USA, the Company's retail division, offers loan products directly to borrowers, which are identical to those offered to independent brokers. These products are marketed through direct mail, telemarketing and media advertising. The Company offers a variety of loan programs and products, however, substantially all loans originated by the Company are secured by first-lien mortgages on residential properties consisting of one- to four-unit family residences.

     The following table presents the Company's loan production for the periods indicated (dollars in thousands):

                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                              JUNE 30,                 JUNE 30,
                                        --------------------    ----------------------
                                          1998        1997         1998         1997
                                        --------    --------    ----------    --------
Fixed rate loans......................  $161,748    $112,406    $  266,322    $203,959
Fixed/adjustable rate loans...........   376,056     155,207       650,714     248,149
Six-month adjustable rate loans.......   113,887     117,575       225,713     259,239
                                        --------    --------    ----------    --------
          Total loan production.......  $651,691    $385,188    $1,142,749    $711,347
                                        ========    ========    ==========    ========

     During the second quarter of 1998, approximately $407.1 million or 62.5% of the Company's loan production was made for the purpose of providing funds for refinancing, and for $287.8 million of these refinancings, the respective borrowers received cash to pay-off other debts. The average loan-to-value ratio on loans originated and purchased during the second quarter of 1998 was 76.0%.

     The Company's geographic markets are divided into various regions. Once the Company determines that the level of current and projected business from a region warrants creation of a local presence, the Company establishes a Regional Processing Center in or near the region. During the first half of 1998, the Company opened additional Centers in Denver, Colorado and Dallas, Texas. At June 30, 1998, the Company had nine Regional Processing Centers serving its eighteen regional teams.

     The following table presents loan production by state for the five highest states and all others for the periods indicated:

                                        SIX MONTHS ENDED            SIX MONTHS ENDED
                                          JUNE 30, 1998               JUNE 30, 1997
                                     -----------------------      ---------------------
                                                       % TO                       % TO
             STATE(A)                    AMOUNT        TOTAL         AMOUNT       TOTAL
             --------                --------------    -----      ------------    -----
California.........................  $  390,759,000     34.2%     $252,326,000     35.5%
Colorado...........................      83,257,000      7.3%       61,932,000      8.7%
Michigan...........................      65,258,000      5.7%       39,870,000      5.6%
Florida............................      55,861,000      4.9%       35,376,000      5.0%
Texas..............................      53,667,000      4.7%       28,957,000      4.1%
All Others.........................     493,947,000     43.2%      292,886,000     41.1%
                                     --------------    -----      ------------    -----
                                     $1,142,749,000    100.0%     $711,347,000    100.0%
                                     ==============    =====      ============    =====

---------------
(a) States are listed in order of percentage of loan originations and purchases for the six months ended June 30, 1998.

     The Company follows the practice of entering into forward commitments to sell its production. These forward commitments are typically made for the next 30 to 150 days of production. Prior to entering into a forward commitment, the Company evaluates prospective purchasers in order to assess their ability to fulfill the terms of the agreement. In the event that the volume of loans produced or the coupon rate or margin of the loans originated and delivered to the purchaser are materially different from the terms of the forward commitment, the sales price of the loans will be adjusted accordingly, or in the event of a volume shortfall, the Company may be required to pay the purchaser a pair-off fee.

     Loan sales are made to institutional purchasers on a non-recourse basis pursuant to a purchase agreement containing customary representations and warranties regarding underwriting criteria and the origination process. The Company has not retained residual economic interests in the loans that it sells other than servicing rights. In addition, in the event of a breach of a representation or a warranty, the Company may be required to repurchase or substitute a new loan. The Company may also be required to repurchase or substitute a loan if the borrower defaults on the first payment due after the loan is funded or if the loan documentation contains fraudulent misrepresentations made by the borrower. Such repurchase or substitution may result in the Company recording a reduction in the gain on sale that it previously recognized and/or a loss. The Company realizes that such repurchases are inherent in its operations and that the Company may realize a reduction in the previously recognized gain on sale or sustain a loss from such repurchases. The Company provides allowances for losses in anticipation of such events that arise in connection with originating loans and subsequently selling them to investors.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     The Company achieved record earnings for the three and six months ended June 30, 1998 as a result of selling its increased loan originations and purchases in both existing and new markets. During the three months ended June 30, 1998, net earnings increased by $2.5 million or 52.1% to $7.4 million in 1998 from $4.9 million during the same period in 1997. During the six months ended June 30, 1998, net earnings increased by $3.4 million or 35.8% to $12.8 million in 1998 from $9.4 million during the same period in 1997.

     The primary factors that led to the improvement in net earnings recorded during the three and six months ended June 30, 1998 as compared to the same periods in 1997 include:

     - Increased loan production. Loan production increased by $266.5 million or 69.2% to $651.7 million during the three months ended June 30, 1998 as compared to the same period of 1997. During the six months ended June 30, 1998, loan production increased by $431.4 million or 60.6% to $1,142.7 million as compared to the same period of 1997.

     - Increased loan sales. Loans sold during the three months ended June 30, 1998 totaled $646.3 million, an increase of $277.0 million or 75.0% over the same period of 1997. During the six months ended June 30, 1998, loan sales totaled $1,128.7 million, an increase of $440.0 million or 63.9% over loan sales of $688.7 million for the same period of 1997.

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                              FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                 ENDED JUNE 30,         ENDED JUNE 30,
                                              --------------------    ------------------
                                                1998        1997       1998       1997
                                              --------    --------    -------    -------
                                                            (IN THOUSANDS)
Gain on sale of loans.......................  $31,630     $19,941     $55,555    $37,179
Loan servicing and other fees, net..........      806          18       1,372         18
Net interest income.........................    1,666         145       3,036        617
                                              -------     -------     -------    -------
          Total revenues....................  $34,102     $20,104     $59,963    $37,814
                                              =======     =======     =======    =======

     Total revenues during the three months ended June 30, 1998, increased by $14.0 million or 69.6%, compared to same period in 1997, primarily as a result of an increase in gain on sales of loans of $11.7 million or 58.6% during the same comparative periods. The primary factor contributing to this increase was an increase in loan sales of 75.0% to $646.3 million during the three months ended June 30, 1998, as compared to the same period in 1997. Such increase was partially offset by a decrease in Net Premiums on the sale of loans to 4.89% during the three months ended June 30, 1998, from 5.40% during the same period in 1997.

     During the six months ended June 30, 1998, total revenues increased by $22.1 million or 58.6%, compared to same period in 1997, primarily as a result of an increase in gain on sales of loans of $18.4 million or 49.4% during the same comparative periods. The primary factor contributing to this increase was an increase in loan sales of 63.9% to $1,128.7 million during the six months ended June 30, 1998, as compared to the same period in 1997. Such increase was partially offset by a decrease in the Net Premiums on the sale of loans to 4.92% during the six months ended June 30,1998, from 5.40% during the same period in 1997.

     The increase in loan sales resulted from an increase in loan originations and purchases to $651.7 million during the three months ended June 30, 1998, from $385.2 million during the same period in 1997, and $1,142.7 million during the six months ended June 30, 1998, from $711.3 million during the same period in 1997. This trend reflects the Company's continued growth of its broker-sourced business through penetration in existing markets and expansion into new geographic markets. During the six months ended June 30, 1998, the Company originated loans in 50 states and districts compared to 47 states and districts during the same period in 1997. Additionally, the Company expanded its sales force to 274 at June 30, 1998, an increase of 54.8% over the level at June 30, 1997.

     Net Premiums on the sale of loans decreased to 4.89% during the second quarter of 1998, as compared to 5.40% during the same period in 1997. For the six months ended June 30, 1998, Net Premiums on the sale of loans decreased to 4.92% as compared to 5.40% during the same period in 1997. Such decreases are the result of lower Gross Sales Premiums, higher fees paid to brokers, and a larger volume of correspondent business. Gross Sales Premiums during the second quarter of 1998 totaled 6.13%, compared to 6.43% during the same period in 1997. During the six months ended June 30, 1998, Gross Sales Premiums totaled 6.16% compared to 6.40% during the same period in 1997. Fees paid to brokers and correspondents totaled 1.44% during the second quarter of 1998, compared to 1.22% during the same period in 1997. During the six months ended June 30, 1998, fees paid to brokers and correspondents totaled 1.43% compared to 1.20% during the same period in 1997. Gross Cash Premiums negotiated on loans sold increased to 6.15% during the second quarter of 1998, from 5.88% during the same period in 1997. During the six months ended June 30, 1998, Gross Cash Premiums negotiated on loans sold increased to 6.10% compared to 5.67% during the same period in 1997. Such increases in Gross Cash Premiums are the result of a substantial amount of the Company's loan sales being made on a servicing released basis during both the first and second quarters of 1998.

     The Company has entered into a forward commitment to sell its anticipated loan production through August 1998 on a service-released basis. The Gross Cash Premium that the Company will realize from this commitment is dependent upon the type, quality, interest rate, and other terms of the loans originated and purchased and subsequently delivered to the purchaser.

     Loan servicing and other fees totaled $806,000 during the three months ended June 30, 1998, net of amortization of mortgage servicing rights totaling $271,000. During the six months ended June 30, 1998, loan servicing and other fees totaled $1.4 million, net of amortization of mortgage servicing rights totaling $468,000. The Company generally earns an annual 50 basis points on the outstanding principal balance of each loan it services, and retains the right to receive late fees and other charges in connection with the servicing of such loans. At June 30, 1998, the outstanding balance of the servicing portfolio totaled $1,232.4 million, including certain loans serviced on an interim basis until servicing is transferred to the purchasing investor. Prior to the Reorganization, all related loan servicing revenues were recognized by an affiliated division of AMC.

     Net interest income totaled $1.7 million during the second quarter of 1998, an increase of $1.5 million compared to the same period in 1997. During the six months ended June 30, 1998, net interest income totaled $3.0 million, an increase of $2.4 million compared to the same period in 1997. Such increases resulted from a higher level of loans held for sale during the period, partially offset by a higher level of advances under the revolving warehouse financing facility, coupled with investment returns from the Company's short-term investment securities. Subsequent to the Reorganization, the Company began utilizing its excess liquidity to fund a portion of its loan originations. This strategy resulted in higher levels of return on its excess liquidity and allowed the Company the flexibility to transfer such loans to its warehouse line on a same-day basis.

     Expenses. The following table sets forth the components of the Company's expenses for the periods indicated:

                                              FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                 ENDED JUNE 30,         ENDED JUNE 30,
                                              --------------------    ------------------
                                                1998        1997       1998       1997
                                              --------    --------    -------    -------
                                                            (IN THOUSANDS)
Compensation expense........................  $13,325     $ 6,803     $23,697    $12,984
Premises and equipment expenses.............    2,990         846       5,169      1,605
Other general and administrative expenses...    2,868       1,322       4,808      2,337
                                              -------     -------     -------    -------
Total direct expenses.......................   19,183       8,971      33,674     16,926
Allocated expenses from AMC.................       --         610          --      2,294
                                              -------     -------     -------    -------
Total general and administrative expenses...   19,183       9,581      33,674     19,220
Provision for losses........................    1,000       2,490       2,400      2,928
Sub-servicing costs.........................    1,138          46       1,784         46
                                              -------     -------     -------    -------
     Total expenses.........................  $21,321     $12,117     $37,858    $22,194
                                              =======     =======     =======    =======

     Compensation expense increased by 95.9% during the second quarter of 1998, compared to the same period in 1997. During the six months ended June 30, 1998, compensation expense increased by 82.5% compared to the same period in 1997. The primary reason for such increase is growth in the number of employees resulting from the Company's expansion of its loan production capabilities. The number of employees totaled 683 at June 30, 1998, up from 442 at June 30, 1997. The increase in compensation expense is also attributable to increases in commissions paid to production employees. Both the growth in the number of employees and the increased commissions are primarily related to increased loan production during the three and six months ended June 30, 1998, compared to the same periods in 1997. The total dollar amount of general and administrative expenses increased during the three and six months ended June 30, 1998, compared to the same periods in 1997. Additionally, the percentage of total general and administrative expense to loan production increased to 2.94% and 2.95%, during the three and six months ended June 30, 1998, respectively, compared to 2.49% and 2.70%, during the three and six months ended June 30, 1997, respectively. These increases were primarily due to an expanded corporate infrastructure to accommodate the disengagement of certain service contracts and the Company's investment in its new retail origination channel, Financing USA.

     Premises and equipment expenses increased by 253.4% during the second quarter of 1998, compared to the same period in 1997. During the six months ended June 30, 1998, premises and equipment expenses increased by 222.1% compared to the same period in 1997. Such increases reflect an increase in occupancy costs related to growth in personnel forces to support the increased loan production, internalizing data center functions previously outsourced, as well as an increase in headquarters space to support the Company as an independent entity since the Reorganization.

     Other general and administrative expenses increased by 116.9% during the second quarter of 1998, compared to the same period in 1997. During the six months ended June 30, 1998, other general and administrative expenses increased by 105.7% compared to the same period in 1997. The increase in other general and administrative expenses is primarily the result of increased infrastructure and costs incurred in support of the Company's loan production.

     Prior to the Reorganization, the Wholesale Division received an allocation of expenses from AMC, as detailed in Note 1 to the Company's Consolidated Financial Statements. Following the Reorganization, such allocations ceased when the Company began its operations as an independent entity. During the three and six months ended June 30, 1997, such allocated expenses from AMC totaled $610,000 and $2.3 million.

     Provision for losses decreased to $1.0 million for the three months ended June 30, 1998, as compared to $2.5 million in 1997. During the six months ended June 30, 1998, provision for losses decreased to $2.4 million compared to $2.9 million for the same period in 1997. Prior to the Reorganization, AMC allocated $2.4 million of provision for losses to the Wholesale Division. This allocation related to losses sustained by the

Wholesale Division during April 1997 from the repurchase and sale of certain loans which were originated by the Wholesale Division in previous years. The provision recorded during 1998 represents estimated losses from breaches of representations and warranties, first payment defaults, and other factors. Also included are estimated losses for "pair-off fees" paid to loan purchasers in the event the Company delivers less than the full principal balance of loans required under a purchase commitment with a purchaser.

     As more fully discussed in Note 3 to the Company's Consolidated Financial Statements, since the Reorganization, the Company has entered into an agreement with AMC pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company after the Reorganization. The Company has agreed to pay AMC a 45 basis point annual servicing fee on the outstanding principal balance of each loan sub-serviced. Such sub-servicing costs for the three and six months ended June 30, 1998 totaled $1.1 million and $1.8 million, respectively, compared to $46,000 for both the three and six months ended June 30, 1997.

     Income Taxes. The effective income tax rate for the three months ended June 30, 1998 was 42.0%, as compared to 39.0% for the same period in 1997. For the six months ended June 30, 1998, the effective income tax rate was 42.0%, as compared to 39.6% for the same period in 1997. Prior to the Reorganization, the Wholesale Division was not a separate legal entity for tax purposes. Because the Wholesale Division was part of AMC until the Reorganization, AMC is responsible for payment of federal and state income taxes attributable to income earned by the Wholesale Division of AMC prior to the Reorganization.

     FINANCIAL CONDITION

     A substantial portion of the Company's cash and cash equivalents are maintained in an account with its warehouse lender. The Company earns interest on these funds at a yield that approximates the 30 day reserve adjusted London Inter-Bank Offered Rate ("LIBOR"). At June 30, 1998, cash and cash equivalents included $19.5 million in funds which were borrowed from its warehouse lender for the funding of loans. Such advances were not needed and were repaid to the warehouse lender the following business day.

     As discussed in more detail in Liquidity and Capital Resources, the Company's investment securities consists of high-quality, short-term securities. At June 30, 1998, the largest component of the Company's investment securities consisted of a money market mutual fund, which limits it holdings to government securities. These securities are available for sale, and their market value approximated their historical cost basis at June 30, 1998.

     Loans held for sale increased by $10.7 million as of June 30, 1998, as compared to December 31, 1997, reflecting the continuing increase in loan origination activity from month to month, partially offset by an increase in the receivable from the sale of loans. Loans held for sale are valued at the lower of their historical cost basis or market value, determined on an aggregate basis.

     Receivable from the sales of loans represents the proceeds from the sales of loans that have not been received by the Company from the purchaser. At June 30, 1998, receivable from the sales of loans totaled $159.7 million compared to $143.1 million at December 31, 1997. Such balances normally are collected within a 30-day period from month-end. As of July 31, 1998, all proceeds related to the receivable from the sales of loans at June 30, 1998 had been collected.

     At June 30, 1998, the Company had recorded $3.2 million of capitalized servicing rights, net of amortization which totaled $468,000 during the six months ended June 30, 1998. The Company, in its capacity as a master servicer, has contracted with a sub-servicer, AMC, to provide loan servicing in exchange for an annual fee of 45 basis points on the outstanding principal balance of each loan sub- serviced. When the Company sells its loans, it typically retains approximately 50 basis points of servicing. Additionally, the Company generally retains the right to receive late fees and other charges in connection with the servicing of the loans. The Company anticipates that it will develop an internal capacity to service its loans in the future. Its current arrangement with AMC may be terminated at any time after November 2, 1998, upon six months prior written notice or in the event AMC defaults on its obligation as a sub-servicer. Capitalized servicing rights are subject to downward valuation in the event that the market value of the servicing is lower than the recorded amounts, which typically occurs when the related loans have higher ratios of loss (charge-offs) and/or rates of prepayment than had been predicted at the time of sale. Prior to the Reorganization, immediately after sale of the loans, the Company transferred the related servicing rights to an affiliated division of AMC at their carrying value.

     Warehouse financing facility increased $25.2 million over the 1997 year-end level as a result of an increase in the receivable from the sales of loans over the same comparative period. As a percentage of total capitalization, warehouse financing facility reflects an increase, to 64% at June 30, 1998 compared to 62% at December 31, 1997. Stockholders' equity increased $6.1 million over December 31, 1997, reflecting profitable operating results for the six months ended June 30, 1998, partially offset by treasury stock purchases of $6.8 million during the six months ended June 30, 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company had $44.3 million in cash and cash equivalents at June 30, 1998 reflecting continued positive cash flows generated since the Reorganization. Prior to the Reorganization, all cash generated by the Wholesale Division of AMC was collected by AMC, and as such, cash and cash equivalents for the Company at any point prior to the Reorganization reflects a zero balance. Nonetheless, the Company has historically generated positive cash flow. Sources of cash flow include loan sales, net interest income and borrowings. Uses of cash include the funding of loan originations and purchases, repayment of borrowings and related interest expenses, operating and administrative expenses, income taxes and capital expenditures.

     The Company funds its operations through its cash reserves, loan sales, net earnings and a revolving warehouse credit facility under which it borrows money to finance the origination and purchase of loans. Additionally, the Company may utilize cash reserves to fund loan production in order to maximize the return on excess liquidity. The Company repays borrowings with the proceeds from loan sales. During the three months ended June 30, 1998 and 1997, the Company used cash in the amount of $651.7 million and $385.2 million, respectively, for new loan originations and purchases. During the same periods, the Company received cash proceeds from the sale of loans of $646.3 million and $369.2 million, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such loans sales of $37.8 million and $20.9 million, respectively, for the three months ended June 30, 1998 and 1997. During the six months ended June 30, 1998 and 1997, the Company used cash in the amount of $1,142.7 million and $711.3 million, respectively, for new loan originations and purchases. During the same periods, the Company received cash proceeds from the sale of loans of $1,128.7 million and $688.7 million, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such loans sales of $65.8 million and $37.7 million, respectively, for the six months ended June 30, 1998 and 1997.

     Prior to the Reorganization, the Wholesale Division funded loans by borrowing under AMC's revolving warehouse credit facility. The Company now primarily funds its loans with a $300 million revolving warehouse credit facility provided by a syndicate of Banks led by Chase Bank of Texas. The Company was in compliance with all covenants surrounding its warehouse financing at June 30, 1998. The weighted-average interest rate on the warehouse line was 6.96% at June 30, 1998.

     The Company has adopted an investment program for available liquidity. The objectives of this program are to preserve the capital of the Company while maintaining flexibility for strategic opportunities. The Company's investment strategy seeks to maximize returns within the policy's objectives. The weighted-average yield on the Company's investment portfolio at June 30, 1998 was 5.38%.

     The Company has the ability to utilize available liquidity to repurchase shares of its stock on the open market. Pursuant to a stock repurchase plan adopted by the Board of Directors in October 1997, the Company is authorized to repurchase up to 2.5 million shares of the Company's common stock through the end of September 1999. During the six months ended June 30, 1998, the Company used $6.8 million of available liquidity to purchase an additional 600,682 shares of its common stock. The Company has repurchased 900,682 shares since the plan's inception.

     The Company's desire to retain flexibility, with respect to available liquidity, is due, in part, to certain of the Company's strategic plans for the future. The Company is evaluating various strategies for expanding the retail loan production operation as well as developing a loan servicing operation. The development of an internal computer data center was completed in February 1998. Additionally, the Company opened two new regional processing centers in Denver, Colorado and Dallas, Texas during the first half of 1998. The Company's operating plan calls for two additional centers to be opened during the second half of 1998. Each of these strategies will require capital investment.

     The Company is aware of ensuing issues involving the upcoming date change from December 31, 1999 to January 1, 2000 ("Year 2000") and the effect of such change on the Company's information systems. In order to identify and minimize any impact that Year 2000 may have on the Company, a task force was established to evaluate operational activities that could be affected by such date change. As part of the evaluation, both internal and external systems were identified as critical to the Company's operations. The task force has developed a detailed operational plan to resolve any issues and risks identified in the initial examination. The Company has estimated that the primary issues surrounding Year 2000 will be resolved by the end of 1998. The Company does not believe that the cost of addressing the issues associated with becoming Year 2000 compliant will have a material impact on the results of operations or financial condition.

     The Company believes that sufficient cash from operations and borrowings will be generated to fund operations. However, the Company's ability to continue to originate and purchase loans is dependent in large part upon its ability to sell the loans at a premium in order to generate cash proceeds to repay borrowings under the warehouse financing facility, thereby creating borrowing capacity to fund new originations and purchases. The value of and market for the Company's loans are dependent upon a number of factors, including the loan-to-value ratios and interest rates on the loans, general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to sell loans for acceptable prices within a reasonable period of time. A prolonged, substantial reduction in the size of the secondary market for loans of the type originated or purchased by the Company may adversely affect the Company's ability to sell loans in the secondary market with a consequent adverse impact on the Company's results of operations, financial condition and ability to fund future originations and purchases.

     Certain disclosures made by the Company in this report and in other reports and statements released by the Company, including the Company's recent filing on Form 10-K as of and for the period ended December 31, 1997, are and will be forward-looking in nature, such as comments which express the Company's opinion about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. Any forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

     ACCOUNTING CONSIDERATIONS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for annual periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2. CHANGES IN SECURITIES

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Annual Meeting of Stockholders was held on May 26, 1998 for the purpose of re-electing two directors of the Company to serve for three-year terms and to approve an amendment to the Company's 1997 Stock Incentive Plan providing for a 1,250,000 share increase to the aggregate number of shares of the Company's Common Stock reserved for issuance under the plan. The results of the voting for each matter are tabulated as follows:

                  MATTER                        FOR         AGAINST     ABSTAIN
                  ------                     ----------    ---------    -------
1. Re-election of Directors:
      Edward Resendez......................  17,232,292           --        --
      Richard A. Kraemer...................  17,231,791           --        --
2. Stock Incentive Plan....................   6,036,706    9,888,680    19,500

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     *3.1      Amended and Restated Certificate of Incorporation of Long
               Beach Financial Corporation
     *3.2      Bylaws of Long Beach Financial Corporation
     *4.1      Specimen of the Common Stock of Long Beach Financial
               Corporation
    *10.1      Administrative Services Agreement among Long Beach Mortgage
               Company, Long Beach Financial Corporation and Ameriquest
               Mortgage Corporation
    *10.2      Form of Master Sub-Servicing Agreement, between Long Beach
               Mortgage Company and Ameriquest Mortgage Corporation
    *10.3      4/97 Senior Secured Credit Agreement, among Ameriquest
               Mortgage Corporation and Texas Commerce Bank National
               Association, as Lender and Agent
    *10.4      Form of Director/Officer Indemnification Agreement
    *10.5      Contribution Agreement, between Ameriquest Capital
               Corporation, Long Beach Mortgage Company, Long Beach
               Financial Corporation and Ameriquest Mortgage Corporation
    *10.6      1997 Stock Incentive Plan
    *10.7      Employment Agreement, between Long Beach Financial
               Corporation, Ameriquest Mortgage Corporation and M. Jack
               Mayesh

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    *10.8      Employment Agreement, between Long Beach Financial
               Corporation, Ameriquest Mortgage Corporation and Edward
               Resendez
    *10.9      Employment Agreement, between Long Beach Financial
               Corporation, Ameriquest Mortgage Corporation and Frank J.
               Curry
    *10.10     Employment Agreement, between Long Beach Financial
               Corporation, Ameriquest Mortgage Corporation and James H.
               Leonetti
    *10.11     Employment Agreement, between Long Beach Financial
               Corporation, Ameriquest Mortgage Corporation and James J.
               Sullivan
    *10.12     Department of Justice Settlement Agreement
    *10.13     Employment Agreement, between Long Beach Financial
               Corporation, Long Beach Mortgage Company and William K.
               Komperda
    *10.14     Form of Amendment to Employment Agreement, among Long Beach
               Financial Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh, Edward Resendez, Frank J. Curry, James H.
               Leonetti, and James J. Sullivan
    *10.15     4/98 Amended and Restated Senior Secured Credit Agreement,
               among Long Beach Mortgage Company and Chase Bank of Texas, as Lender and Agent
     27        Financial Data Schedule

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

LONG BEACH FINANCIAL CORPORATION
(Registrant)

By:                                                            August 11, 1998
    -------------------------------------------------------
                                                               -----------------
    M. Jack Mayesh                                             Date
    Chairman and Chief Executive Officer

                                                               August 11, 1998
    -------------------------------------------------------
                                                               -----------------
    James H. Leonetti                                          Date
    Senior Vice President and Chief Financial Officer

                                 EXHIBITS INDEX

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                             DESCRIPTION                               PAGE
-------                            -----------                           ------------
  *3.1     Amended and Restated Certificate of Incorporation of Long
           Beach Financial Corporation.................................
  *3.2     Bylaws of Long Beach Financial Corporation..................
  *4.1     Specimen of the Common Stock of Long Beach Financial
           Corporation
 *10.1     Administrative Services Agreement among Long Beach Mortgage
           Company, Long Beach Financial Corporation and Ameriquest
           Mortgage Corporation........................................
 *10.2     Form of Master Sub-Servicing Agreement, between Long Beach
           Mortgage Company and Ameriquest Mortgage Corporation........
 *10.3     4/97 Senior Secured Credit Agreement, among Ameriquest
           Mortgage Corporation and Texas Commerce Bank National
           Association, as Lender and Agent............................
 *10.4     Form of Director/Officer Indemnification Agreement..........
 *10.5     Contribution Agreement, between Ameriquest Capital
           Corporation, Long Beach Mortgage Company, Long Beach
           Financial Corporation and Ameriquest Mortgage Corporation...
 *10.6     1997 Stock Incentive Plan...................................
 *10.7     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and M. Jack
           Mayesh......................................................
 *10.8     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and Edward
           Resendez....................................................
 *10.9     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and Frank J.
           Curry.......................................................
 *10.10    Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and James H.
           Leonetti....................................................
 *10.11    Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and James J.
           Sullivan....................................................
 *10.12    Department of Justice Settlement Agreement..................
 *10.13    Employment Agreement, between Long Beach Financial
           Corporation, Long Beach Mortgage Company and William K.
           Komperda....................................................
 *10.14    Form of Amendment to Employment Agreement, among Long Beach
           Financial Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh, Edward Resendez, Frank J. Curry, James H.
           Leonetti, and James J. Sullivan.............................
 *10.15    4/98 Amended and Restated Senior Secured Credit Agreement
           among Long Beach Mortgage Company and Chase Bank of Texas, as Lender and Agent.........................................
  27       Financial Data Schedule.....................................

---------------

* Previously filed.