Form 10-Q/A
period 1998-06-30
LONG BEACH FINANCIAL CORP
filed 1998-08-12
CIK 1034011

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------


                               AMENDMENT NO. 1 TO


                                  FORM 10-Q/A

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


By: /s/ M. JACK MAYESH                                         August 11, 1998
    -------------------------------------------------------    -----------------
    M. Jack Mayesh                                             Date
    Chairman and Chief Executive Officer

    /s/ JAMES H. LEONETTI                                      August 11, 1998
    -------------------------------------------------------    -----------------
    James H. Leonetti                                          Date
    Senior Vice President and Chief Financial Officer