Form 10-Q
period 1998-09-30
LONG BEACH FINANCIAL CORP
filed 1998-11-13
CIK 1034011

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                         COMMISSION FILE NUMBER 1-12889

                            ------------------------

                        LONG BEACH FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      33-0739843
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

         1100 TOWN & COUNTRY ROAD, SUITE 1650, ORANGE, CALIFORNIA 92868
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (714) 835-5743
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 12, 1998, registrant had outstanding 22,607,218 shares of Common Stock.


================================================================================

                        LONG BEACH FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                  TO FORM 10-Q
         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

                        PART I -- FINANCIAL INFORMATION

                                                                       PAGE
                                                                       -----
Item 1.  Financial Statements
         Consolidated Statements of Financial Condition as of
         September 30, 1998 (Unaudited) and December 31, 1997........      2
         Consolidated Statements of Operations for the Three Months
         and Nine Months Ended September 30, 1998 and 1997
         (Unaudited).................................................      3
         Consolidated Statements of Stockholder's Equity for the
         Three Months and Nine Months Ended September 30, 1998
         (Unaudited).................................................      4
         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1998 and 1997 (Unaudited)...............      5
         Notes to the Consolidated Financial Statements for the Three
         Months and Nine Months Ended September 30, 1998 and 1997
         (Unaudited).................................................      6
Item 2.  Management's Discussion and Analysis of Financial Condition,
         Results of Operations, Liquidity and Capital Resources......     13
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     23

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     24
Item 2.  Changes in Securities.......................................     24
Item 3.  Defaults Upon Senior Securities.............................     24
Item 4.  Submission of Matters to a Vote of Securities Holders.......     24
Item 5.  Other Information...........................................     24
Item 6.  Exhibits and Reports on Form 8-K............................     25
         (a) Exhibits................................................     25
         (b) Reports on Form 8-K.....................................     26

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        LONG BEACH FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1998             1997
                                                                -------------    ------------
                                                                 (UNAUDITED)
                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................      $ 34,448         $ 38,782
Investment securities available for sale....................            32            3,793
Loans held for sale.........................................        52,888           17,241
Receivable from the sales of loans..........................       320,517          143,088
Premises and equipment, net.................................         4,361            3,620
Deferred income taxes.......................................        32,600           34,400
Originated mortgage servicing rights........................         5,048            3,054
Prepaid expenses and other assets...........................         4,519            4,110
                                                                  --------         --------
          Total assets......................................      $454,413         $248,088
                                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facility................................      $255,553         $146,271
Reverse repurchase agreement................................        95,073               --
Accounts payable and accrued liabilities....................        13,036            8,280
Accrued income taxes payable................................            69            2,792
                                                                  --------         --------
          Total liabilities.................................       363,731          157,343
Stockholders' equity:
Common stock, $.001 par value; 150 million shares
  authorized; 25 million shares issued; 22.6 million and
  24.7 million shares outstanding for 1998 and 1997,
  respectively..............................................            25               25
Additional paid-in capital..................................        75,360           75,307
Retained earnings...........................................        39,772           18,697
Treasury stock, at cost: 2,400,682 and 300,000 shares for
  1998 and 1997, respectively...............................       (24,475)          (3,284)
                                                                  --------         --------
          Total stockholders' equity........................        90,682           90,745
                                                                  --------         --------
          Total liabilities and stockholders' equity........      $454,413         $248,088
                                                                  ========         ========

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                      ----------------------    ----------------------
                                                        1998         1997         1998         1997
                                                      ---------    ---------    ---------    ---------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
Gain on sale of loans.............................     $31,098      $24,829      $86,653      $62,008
Net interest income...............................       1,996        1,151        5,032        1,768
Loan servicing and other fees on loans............       1,532          289        3,372          307
Amortization of mortgage servicing rights.........        (328)         (69)        (796)         (69)
                                                       -------      -------      -------      -------
Net operating income..............................      34,298       26,200       94,261       64,014
EXPENSES:
Compensation expense..............................      12,100        8,957       35,797       21,941
Premises and equipment expenses...................       3,119        1,020        8,288        2,625
Other general and administrative expenses.........       3,207        1,970        8,015        4,307
Corporate administrative charges..................          --           --           --        2,294
Provision for losses..............................       1,100          500        3,500        3,428
Sub-servicing costs...............................       1,542          294        3,326          340
                                                       -------      -------      -------      -------
Total expenses....................................      21,068       12,741       58,926       34,935
                                                       -------      -------      -------      -------
Earnings before income taxes......................      13,230       13,459       35,335       29,079
Provision for income taxes........................       4,973        5,600       14,260       11,780
                                                       -------      -------      -------      -------
Net earnings......................................     $ 8,257      $ 7,859      $21,075      $17,299
                                                       =======      =======      =======      =======
Basic earnings per share..........................     $  0.35      $  0.31      $  0.88      $  0.69
                                                       =======      =======      =======      =======
Diluted earnings per share........................     $  0.34      $  0.30      $  0.84      $  0.68
                                                       =======      =======      =======      =======

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                          ADDITIONAL
                                                 COMMON    PAID-IN     RETAINED   TREASURY
                                                 STOCK     CAPITAL     EARNINGS    STOCK      TOTAL
                                                 ------   ----------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 1998:
Balance, July 1, 1998..........................   $25      $75,354     $31,515    $(10,086)  $ 96,808
Net earnings...................................    --           --       8,257          --      8,257
Exercise of stock options......................    --            6          --          --          6
Purchase of treasury stock.....................    --           --          --     (14,389)   (14,389)
                                                  ---      -------     -------    --------   --------
Balance, September 30, 1998....................   $25      $75,360     $39,772    $(24,475)  $ 90,682
                                                  ===      =======     =======    ========   ========
NINE MONTHS ENDED SEPTEMBER 30, 1998:
Balance, January 1, 1998.......................   $25      $75,307     $18,697    $ (3,284)  $ 90,745
Net earnings...................................    --           --      21,075          --     21,075
Exercise of stock options......................    --           53          --          --         53
Purchase of treasury stock.....................    --           --          --     (21,191)   (21,191)
                                                  ---      -------     -------    --------   --------
Balance, September 30, 1998....................   $25      $75,360     $39,772    $(24,475)  $ 90,682
                                                  ===      =======     =======    ========   ========

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                --------------------------
                                                                   1998           1997
                                                                -----------    -----------
                                                                  (DOLLARS IN THOUSANDS)
Cash Flows from Operating Activities:
Net earnings................................................    $    21,075    $    17,299
Adjustments to reconcile net earnings to net cash used in
  operating activities:
  Depreciation and amortization of premises, equipment and
     warehouse financing facility issuance costs............          1,833            550
  Loans originated and purchased for sale...................     (1,817,060)    (1,157,111)
  Proceeds from sales of loans held for sale................      1,774,981      1,154,145
  Noncash gain recognized on originated mortgage servicing
     rights.................................................         (2,790)        (7,290)
  Amortization of originated mortgage servicing rights......            796             88
  Changes in:
     Receivable from the sales of loans.....................       (177,429)       (83,685)
     Accounts payable and accrued liabilities...............          4,756          6,816
     Accrued income taxes payable...........................           (923)         6,796
Other.......................................................          5,384         (2,380)
                                                                -----------    -----------
     Net cash used in operating activities..................       (189,377)       (64,772)
Cash Flows from Investing Activities:
  Purchases of premises and equipment.......................         (1,934)          (820)
  Purchases of investment securities available for sale.....        (26,810)       (76,120)
  Maturities of investment securities available for sale....         30,570         66,864
                                                                -----------    -----------
     Net cash provided by (used in) investing activities....          1,826        (10,076)
Cash Flows from Financing Activities:
  Net change in warehouse facility..........................        204,355         76,802
  Cash provided to AMC prior to the Reorganization..........             --         (3,852)
  Proceeds from mortgage servicing rights transferred to
     AMC....................................................             --          3,974
  Reorganization and capitalization of LBFC.................             --         38,000
  Purchase of treasury stock................................        (21,191)            --
  Proceeds from exercise of stock options...................             53             --
                                                                -----------    -----------
     Net cash provided by financing activities..............        183,217        114,924
Net increase (decrease) in cash.............................         (4,334)        40,076
Cash, beginning of the period...............................         38,782             --
                                                                -----------    -----------
Cash, end of the period.....................................    $    34,448    $    40,076
                                                                ===========    ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest on warehouse
     financing facility.....................................    $     9,130    $     4,205
  Cash paid during the period for federal and state income
     taxes..................................................         15,045             --
Supplemental Schedule of Non-Cash Activities:
  Deferred tax asset........................................             --         36,000
  Amortization of deferred tax asset........................          1,800          1,000

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

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

     The Company generally follows a strategy of selling substantially all of its loan originations in the secondary market through loan sales for a cash price that represents a premium over the principal balance of the loans sold. Prior to the expiration and fulfillment of its outstanding loan purchase commitment, the Company generally obtains a new purchase commitment from one or more loan purchasers for the volume of loans expected to be originated during the next several months. As a result, the Company endeavors to have a buyer for each loan at the time it is funded and, therefore, can deliver loans and receive the purchase price shortly after funding.

     LBFC was incorporated in January 1997. At the time of incorporation, LBFC was a wholly-owned subsidiary of a company now known as Ameriquest Mortgage Company ("AMC"). AMC conducted its mortgage lending business through four divisions: (i) the direct-sourced lending division, (ii) the broker-sourced lending division, (iii) the loan sales division, and (iv) the loan servicing division. LBFC was formed to facilitate the public sale of AMC's broker-sourced lending division. All references to the "Wholesale Division" herein shall be deemed to include the operations of the broker-sourced lending division and the loan sales division of AMC prior to the Reorganization (defined below).

     On April 28, 1997, LBFC's Registration Statement on Form S-1 under the Securities Act of 1933, as amended (the "Registration Statement"), relating to the initial public offering of its common stock, was declared effective. The initial public offering closed on May 2, 1997. Immediately prior to the closing of the initial public offering, AMC reorganized its business operations (the "Reorganization") by transferring certain assets and personnel relating to the broker-sourced lending and loan sales divisions to the Company in exchange for shares of common stock. The Reorganization has been accounted for in a manner similar to a pooling of interests; therefore, the historical cost basis of the assets and liabilities transferred to the Company was carried over from the Wholesale Division and the loan sales division of AMC.

BASIS OF PRESENTATION

     The Company had no operations through the date of the Reorganization and all rights, benefits and obligations relating to the operations and net earnings of the Wholesale Division of AMC, up to the date of the Reorganization, remained with AMC. However, because the Reorganization has been accounted for in a manner similar to a pooling of interests, the results of operations reported for the nine months ended September 30, 1997 include: (i) the results of operations of the Wholesale Division of AMC from January 1, 1997 through May 1, 1997 (the "1997 Operating Results of the Wholesale Division of AMC"), and (ii) the Company's results of operations from May 2, 1997 through September 30, 1997 (the "Company's Results of Operations"). Collectively, the combination of the 1997 Operating Results of the Wholesale Division of AMC and the Company's Results of Operations represent the "Combined Results of Operations for the Nine Months Ended September 30, 1997".

                        LONG BEACH FINANCIAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (CONTINUED)
                                  (UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimated. All significant

                        LONG BEACH FINANCIAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (CONTINUED)
                                  (UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to current period presentation. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998.

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

NOTE 2. STATEMENT OF OPERATIONS, PRESENTATION AND ANALYSIS OF PRO FORMA
        OPERATIONS

     The statements of operations for the three months and nine months ended September 30, 1997, presented in this report on Form 10-Q include the 1997 Operating Results of the Wholesale Division of AMC and the Company's Results of Operations. All rights, benefits and obligations relating to the 1997 Operating Results of the Wholesale Division of AMC up to the time of the Reorganization remain with AMC.

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

                        LONG BEACH FINANCIAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (CONTINUED)
                                  (UNAUDITED)

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

                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               SEPTEMBER 30, 1997                 SEPTEMBER 30, 1997
                                        --------------------------------   --------------------------------
                                         WHOLESALE                          WHOLESALE
                                        DIVISION OF     THE                DIVISION OF     THE
                                            AMC       COMPANY   COMBINED       AMC       COMPANY   COMBINED
                                        -----------   -------   --------   -----------   -------   --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
Gain on sale of loans.................      $--       $24,829   $24,829      $25,604     $36,404   $62,008
Net interest income...................       --         1,151     1,151          168       1,600     1,768
Loan servicing and other fees on
  loan................................       --           289       289           --         307       307
Amortization of mortgage servicing
  rights..............................       --           (69)      (69)          --         (69)      (69)
                                            ---       -------   -------      -------     -------   -------
Net operating income..................       --        26,200    26,200       25,772      38,242    64,014
EXPENSES:
Compensation expense..................       --         8,957     8,957        8,242      13,699    21,941
Premises and equipment expenses.......       --         1,020     1,020        1,106       1,519     2,625
Other general and administrative
  expenses............................       --         1,970     1,970        1,391       2,916     4,307
Corporate administrative charges......       --            --        --        2,294          --     2,294
Provision for losses..................       --           500       500        2,808         620     3,428
Sub-servicing costs...................       --           294       294           --         340       340
                                            ---       -------   -------      -------     -------   -------
          Total expenses..............       --        12,741    12,741       15,841      19,094    34,935
                                            ---       -------   -------      -------     -------   -------
Earnings before income taxes..........       --        13,459    13,459        9,931      19,148    29,079
Provision for income taxes............       --         5,600     5,600        3,984       7,796    11,780
                                            ---       -------   -------      -------     -------   -------
Net earnings..........................      $--       $ 7,859   $ 7,859      $ 5,947     $11,352   $17,299
                                            ===       =======   =======      =======     =======   =======
Pro forma net gain from sale of
  Retained Loans net of taxes.........       --            --        --          807          --       807
                                            ===       =======   =======      =======     =======   =======
Pro forma net earnings inclusive of
  gain from Retained Loans............      $--       $ 7,859   $ 7,859      $ 6,754     $11,352   $18,106
                                            ===       =======   =======      =======     =======   =======
Basic earnings per share..............      $--       $  0.31   $  0.31      $  0.24     $  0.45   $  0.69
                                            ===       =======   =======      =======     =======   =======
Diluted earnings per share............      $--       $  0.30   $  0.30      $  0.24     $  0.44   $  0.68
                                            ===       =======   =======      =======     =======   =======
Pro forma Basic earnings per share
  inclusive of gain from Retained
  Loans...............................      $--       $  0.31   $  0.31      $  0.27     $  0.45   $  0.72
                                            ===       =======   =======      =======     =======   =======
Pro forma Diluted earnings per share
  inclusive of gain from Retained
  Loans...............................      $--       $  0.30   $  0.30      $  0.27     $  0.44   $  0.71
                                            ===       =======   =======      =======     =======   =======

NOTE 3. AGREEMENTS WITH RELATED PARTIES

     Administrative Services Agreements -- On April 28, 1997, the Company and AMC entered into an administrative services agreement under which AMC agreed to provide various services to the Company, including certain employee benefits administration services, information services and data processing functions

                        LONG BEACH FINANCIAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (CONTINUED)
                                  (UNAUDITED)

NOTE 3. AGREEMENTS WITH RELATED PARTIES (CONTINUED)

and, through August 1997, mail room services. The agreement had a one year term from the effective date of the Reorganization unless earlier terminated by the Company upon 30 days written notice. The Company has paid $250,000 and $284,000 to AMC for such services during the nine months ended September 30, 1998 and 1997, respectively. In February 1998, the Company terminated this agreement, effective March 1, 1998.

     In addition, on April 28, 1997, the Company and AMC entered into a second administrative services agreement pursuant to which the Company agreed to assist AMC in selling the mortgage loans originated by AMC and provide investor coordination and information for the existing loan portfolio as well as new loan originations. The agreement had a one-year term from the effective date of the Reorganization, unless earlier terminated by AMC upon 30 days written notice. The Company has received $110,000 from AMC for such services during the nine months ended September 30, 1998 and $275,000 for the same period in 1997. AMC terminated the services pursuant to the second administrative agreement, effective March 1, 1998.

     Loan Sub-servicing Agreement -- On April 28, 1997, the Company and AMC entered into a three-year loan sub-servicing agreement pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company after the Reorganization. Sub-servicing activities include collecting and remitting loan payments, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions. The agreement provides that either party has the right to terminate the agreement effective at any time after 18 months, upon six months prior written notice to the other party. The Company has agreed to pay AMC a 45 basis points annual servicing fee on the outstanding principal balance of each loan sub-serviced. Such sub-servicing costs for the three months ended September 30, 1998 and 1997 amounted to $1.5 million and $294,000 respectively, and $3.3 million and $340,000 for the nine months ended September 30, 1998 and 1997, respectively. During the third quarter of 1998, the Company and AMC modified the sub-servicing agreement to accommodate the establishment of the Company's independent servicing operations. Under the modified sub-servicing agreement AMC no longer is required to sub-service loans originated by the Company on or after November 2, 1998, and the Company is no longer required to engage AMC to sub-service such loans.

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

NOTE 4. COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for annual periods beginning after December 15, 1997. This statement defines comprehensive income as the total of all components of comprehensive income, including net income and other comprehensive income. The term "other comprehensive income' refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income items are classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. All components of comprehensive income shall be reported in the financial statements in the period in which they

                        LONG BEACH FINANCIAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (CONTINUED)
                                  (UNAUDITED)

NOTE 4. COMPREHENSIVE INCOME (CONTINUED)

are recognized; however, if there are no items of other comprehensive income in any period presented, then comprehensive income is not required to be reported for that period. During the three months and nine months ended September 30, 1998 and 1997, there were no items of other comprehensive income recognized.

NOTE 5. EARNINGS PER SHARE

     The Company did not have any independent operations through the date of the Reorganization, and all rights, benefits and obligations relating to the net earnings of the Wholesale Division up to the date of the Reorganization remained with AMC. Additionally, only one share of LBFC's common stock was issued and outstanding until the Reorganization and no shares were issued or outstanding at any time prior to 1997. Earnings per share ("EPS") data for 1997 was prepared under the assumption that 25,000,000 shares of the Company's common stock were issued and outstanding as of January 1, 1997 through September 30, 1997, and by using common stock equivalents for all stock options issued by the Company from the Reorganization through September 30, 1997.

     A reconciliation of the numerators and denominators used in basic and diluted EPS computations for the periods indicated follows:

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                 1998          1997          1998          1997
                                              -----------   -----------   -----------   -----------
COMPUTATION OF BASIC EARNINGS PER SHARE
Net Earnings available to common
  shareholder...............................  $ 8,257,000   $ 7,859,000   $21,075,000   $17,299,000
                                              ===========   ===========   ===========   ===========
Average common shares outstanding...........   23,506,455    25,000,000    24,076,762    25,000,000
                                              -----------   -----------   -----------   -----------
Basic earnings per share....................  $      0.35   $      0.31   $      0.88   $      0.69
                                              ===========   ===========   ===========   ===========
COMPUTATION OF DILUTED EARNINGS PER SHARE
Net Earnings available to common
  shareholder...............................  $ 8,257,000   $ 7,859,000   $21,075,000   $17,299,000
                                              ===========   ===========   ===========   ===========
Average common shares outstanding...........   23,506,455    25,000,000    24,076,762    25,000,000
Common stock equivalents -- stock options...      926,862     1,068,765     1,150,537       473,288
                                              -----------   -----------   -----------   -----------
Average diluted common shares...............   24,433,317    26,068,765    25,227,299    25,473,288
                                              ===========   ===========   ===========   ===========
Diluted earnings per share..................  $      0.34   $      0.30   $      0.84   $      0.68
                                              ===========   ===========   ===========   ===========

NOTE 6. NET INTEREST INCOME

     The components of net interest income for the periods indicated are presented in the table that follows:

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                           -------------------   ------------------
                                                             1998       1997       1998      1997
                                                           --------   --------   --------   -------
                                                                    (DOLLARS IN THOUSANDS)
Interest on loans........................................  $ 6,072    $ 2,579    $ 14,835   $ 5,763
Interest on investments..................................      199        320         735       638
                                                           -------    -------    --------   -------
     Subtotal interest income............................    6,271      2,899      15,570     6,401
                                                           -------    -------    --------   -------
Interest expense.........................................   (4,275)    (1,748)    (10,538)   (4,633)
                                                           -------    -------    --------   -------
Net interest income......................................  $ 1,996    $ 1,151    $  5,032   $ 1,768
                                                           =======    =======    ========   =======

                        LONG BEACH FINANCIAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (CONTINUED)
                                  (UNAUDITED)

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for annual periods beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company has not yet adopted SFAS 131 and does not anticipate that the impact of this statement will have a material impact on the Company's financial condition, results of operation and cash flows.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for annual periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the effect this standard may have on the Company's financial condition, results of operations and cash flows.

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

     The Company is a specialty finance company engaged in the business of originating, purchasing and selling subprime residential mortgage loans secured by one- to four-unit family residences. The Company's core borrower base consists of individuals who do not qualify as traditional "A" credit borrowers because their credit history, debt to income ratio or other factors do not conform to standard agency lending criteria. The Company's primary loan origination channel is through independent mortgage brokers and, to a lesser extent, it purchases loans from mortgage companies and commercial banks. Substantially all of the Company's loan originations and purchases are sold in the secondary market through loan sales in which the Company disposes of its economic interest in the loans for cash, except for the related servicing rights, which it may retain. The Company has also sold loans on a serviced released basis. As a result of this overall strategy, the Company's revenue is primarily generated though cash loan sales, rather than non-cash revenue attributable to residual interests in future payments on the loans, as is the case with some securitization structured transactions that require the retention of a residual economic interest.

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

     Because the Reorganization was accounted for in a manner similar to a pooling of interests, the information contained within this report presents the combined results of operations for the three months and nine months ended September 30, 1997 and the combined cash flows for the nine months ended September 30, 1997. All of the benefits, rights and obligations relating to the operations and net earnings of the Wholesale Division of AMC, up to the date of the Reorganization, remained with AMC.

     The financial statements of the Company, up to the date of the Reorganization, have been prepared in part from records maintained by AMC. The historical financial statements of the Company, up to the date of the Reorganization, may not necessarily be indicative of the conditions that would have existed if the Company had operated as an independent entity. The financial statements, up to the date of the Reorganization, reflect key assumptions regarding the allocations of certain revenue and expense items and certain balance sheet accounts, many of which could be material. In particular, in cases involving assets, liabilities, revenues and expenses not specifically identifiable to any particular division of AMC, certain allocations were made to reflect the operations of the Company. These allocations were based on a variety of factors which management believes provide a reliable basis for the financial statements.

     The primary components of the Company's revenues are gain on sales of loans and net interest income. Gain on sales of loans, or the "Net Premium", consists of: (i) the excess of the cash selling price over the outstanding principal balance of the loan (the "Gross Cash Premium"), plus (ii) capitalized mortgage servicing rights, minus (iii) the fees and other compensation paid to independent mortgage brokers, minus (iv) purchase premiums paid to correspondent lenders, and plus (v) points and fees received from the borrower, offset by incremental direct loan origination costs. The Gross Cash Premium plus capitalized mortgage servicing rights equals the "Gross Sales Premium". Gross Cash Premiums are affected by market conditions, loan type, credit quality, interest rate and other factors as negotiated between the Company and independent purchasers.

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

     The following table presents the Company's loan originations and purchases and loan sales for the periods indicated:

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                             -------------------   -----------------------
                                               1998       1997        1998         1997
                                             --------   --------   ----------   ----------
                                                        (DOLLARS IN THOUSANDS)
Loan originations and purchases:
  Broker-sourced...........................  $562,022   $401,060   $1,568,748   $1,065,122
  Correspondent............................    93,168     44,704      204,077       91,989
  Retail-sourced...........................    19,121         --       44,235           --
                                             --------   --------   ----------   ----------
          Total loan originations and
            purchases......................  $674,311   $445,764   $1,817,060   $1,157,111
                                             ========   ========   ==========   ==========
Loan sales.................................  $646,481   $465,458   $1,774,981   $1,154,145

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

     The following table presents the Company's loan production, weighted average interest rate ("WAIR"), and margin for the periods indicated:

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------------------------------
                                               1998                         1997
                                    --------------------------   ---------------------------
                                       LOAN                         LOAN
                                    PRODUCTION   WAIR   MARGIN   PRODUCTION   WAIR    MARGIN
                                    ----------   ----   ------   ----------   -----   ------
                                                     (DOLLARS IN THOUSANDS)
Fixed rate loans..................  $  154,110   9.92%    n/a    $  111,941   10.06%    n/a
Fixed/adjustable rate loans.......     415,220   9.65%   6.67%      206,550    9.71%   6.33%
Six-month adjustable rate loans...     104,981   8.92%   6.60%      127,273    8.91%   6.46%
                                    ----------                   ----------
          Total loan production...  $  674,311   9.60%   6.65%   $  445,764    9.59%   6.38%
                                    ==========                   ==========

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------------------------------
                                               1998                         1997
                                    --------------------------   ---------------------------
                                       LOAN                         LOAN
                                    PRODUCTION   WAIR   MARGIN   PRODUCTION   WAIR    MARGIN
                                    ----------   ----   ------   ----------   -----   ------
                                                     (DOLLARS IN THOUSANDS)
Fixed rate loans..................  $  420,433   9.98%    n/a    $  315,901   10.14%    n/a
Fixed-adjustable rate loans.......   1,065,933   9.67%   6.62%      465,788    9.71%   6.20%
Six-month adjustable rate loans...     330,694   8.96%   6.47%      375,422    8.94%   6.32%
                                    ----------                   ----------
          Total loan production...  $1,817,060   9.61%   6.58%   $1,157,111    9.58%   6.25%
                                    ==========                   ==========

     During the third quarter of 1998, approximately $409.5 million or 60.7% of the Company's loan production was made for the purpose of providing funds for refinancing, and for $293.1 million of these refinancings, the respective borrowers received cash to pay-off other debts. The average loan-to-value ratio was 76.6% on loans originated and purchased during the third quarter of 1998 and was 75.9% for loans produced during the nine months ended September 30, 1998.

     The Company's geographic markets are divided into various regions. Once the Company determines that the level of current and projected business from a region warrants creation of a local presence, the Company establishes a regional processing center in or near the region. During the first nine months of 1998, the Company opened additional centers in Chicago, Denver, and Dallas. At September 30, 1998, the Company had ten regional processing centers serving its eighteen regional teams.

     The following table presents loan production by state for the five highest states and all others for the periods indicated:

                         THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                        -----------------------------------   ---------------------------------------
                              1998               1997                1998                 1997
                        ----------------   ----------------   ------------------   ------------------
                                   % OF               % OF                 % OF                 % OF
        STATE            AMOUNT    TOTAL    AMOUNT    TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL
        -----           --------   -----   --------   -----   ----------   -----   ----------   -----
                                                   (DOLLARS IN THOUSANDS)
California............  $219,991    32.6%  $151,910    34.1%  $  610,750    33.6%  $  404,236    34.9%
Colorado..............    49,833     7.4%    38,683     8.7%     133,090     7.3%     100,615     8.7%
Michigan..............    33,035     4.9%    29,287     6.6%      98,293     5.4%      69,157     6.0%
Texas.................    33,542     5.0%    14,622     3.3%      87,209     4.8%      43,579     3.8%
Florida...............    27,214     4.0%    23,954     5.3%      83,075     4.6%      59,330     5.1%
All others............   310,696    46.1%   187,208    42.0%     804,643    44.3%     480,194    41.5%
                        --------   -----   --------   -----   ----------   -----   ----------   -----
                        $674,311   100.0%  $445,664   100.0%  $1,817,060   100.0%  $1,157,111   100.0%
                        ========   =====   ========   =====   ==========   =====   ==========   =====

     The Company follows the practice of entering into forward commitments to sell its production. These forward commitments are typically made for a substantial amount of the loans that the Company anticipates that it will originate over the subsequent 90 to 180 days. Prior to entering into a forward commitment, the Company evaluates prospective purchasers in order to assess their ability to fulfill the terms of the agreement.

In the event that the volume of loans produced or the coupon rate or margin of the loans originated and delivered to the purchaser are materially different from the terms of the forward commitment, the sales price of the loans will be adjusted accordingly. In the event the Company does not deliver the contract volume of loans, a pair-off fee may be required to be paid to the purchaser.

     Loan sales are made to institutional purchasers on a non-recourse basis pursuant to a purchase agreement containing customary representations and warranties regarding underwriting criteria and the origination process. The Company has not retained residual interests in the loans that it sells other than servicing rights. Loans which, in the opinion of the Company, meet the conditions of the forward sales commitment are recorded as sold at the trade date. In the event that such loans are subsequently determined to be in noncompliance with the terms of the forward sales commitment or breach of a representation or a warranty, the Company may be required to repurchase the loan or substitute a new loan. The Company may also be required to repurchase or substitute a loan if the borrower defaults on the first payment due after the loan is funded or if the loan documentation contains fraudulent misrepresentations made by the borrower. The Company realizes that such repurchases are inherent in its operations and that the Company may realize a reduction in the previously recognized gain on sale or sustain a loss from such repurchases. The Company provides allowances for losses in anticipation of such events that arise in connection with originating loans and subsequently selling them to investors.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     The Company achieved record earnings for the three and nine months ended September 30, 1998 as a result of selling its increased loan originations and purchases. During the three months ended September 30, 1998, net earnings increased to $8.3 million an increase of $398,000 or 5.1% over $7.9 million of net earnings for the same period in 1997. During the nine months ended September 30, 1998, net earnings increased by $3.8 million or 21.8% to $21.1 million from $17.3 million during the same period in 1997. The Company's net earnings per diluted share was $0.34 for the quarter ended September 30, 1998, an increase of 13.3% over net earnings per diluted share of $0.30 for the third quarter of 1997. Net earnings per diluted share totaled $0.84 for the nine months ended September 30, 1998, an increase of 23.5% over net earnings per diluted share of $0.68 for the same period of 1997.

     The primary factors that led to the improvement in net earnings and net earnings per share recorded during the three and nine months ended September 30, 1998 as compared to the same periods in 1997 include:

     - Increased loan production. Loan production increased by $228.5 million or 51.3% to $674.3 million during the three months ended September 30, 1998 as compared to the same period of 1997. During the nine months ended September 30, 1998, loan production increased by $659.9 million or 57.0% to $1.8 billion as compared to the same period of 1997.

     - Increased loan sales. Loans sold during the three months ended September 30, 1998 totaled $646.5 million, an increase of $181.0 million or 38.9% over the same period of 1997. During the nine months ended September 30, 1998, loan sales totaled $1.8 billion, an increase of $620.8 million or 53.8% over loan sales of $1.2 billion for the same period of 1997.

     - Lower effective income tax rate. The Company's provision for income taxes declined to 38% as a percentage of earnings before income taxes during the third quarter of 1998 as compared to 42% during the same period of 1998. The income tax rate was 40% during the nine months ended September 30, 1998 as compared to 41% during the nine months ended September 30, 1997. (See page 20 "Income Taxes").

     - Lower level of shares outstanding. The decline in the average number of shares outstanding positively impacted net earnings per share. The average number of diluted shares outstanding declined to 24.4 million for third quarter of 1998, a decline of 1.6 million shares from the same period of 1997. Average diluted shares declined to 25.2 million for the nine months ended September 30, 1998, a decline from 25.5 million average shares outstanding during the comparable period of 1997. The primary reason for the decline in the average number of shares is due to the Company repurchasing 2.4 million shares of its common stock, pursuant to its stock repurchase program.

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                    -------------------   -----------------
                                                      1998       1997      1998      1997
                                                    --------   --------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Gain on sale of loans.............................  $31,098    $24,829    $86,653   $62,008
Net interest income...............................    1,996      1,151      5,032     1,768
Loan servicing and other fees on loans............    1,532        289      3,372       307
Amortization of mortgage servicing rights.........     (328)       (69)      (796)      (69)
                                                    -------    -------    -------   -------
          Total revenues..........................  $34,298    $26,200    $94,261   $64,014
                                                    =======    =======    =======   =======

     Total revenues during the three months ended September 30, 1998, increased by $8.1 million or 30.9%, compared to same period in 1997, primarily as a result of an increase in gain on sales of loans of $6.3 million or 25.3% during the same comparative periods. The primary factor contributing to this increase was an increase in the amount of loans sold of 38.9% to $646.5 million during the three months ended September 30, 1998, as compared to the same period in 1997. Such increase was partially offset by a decrease in Net Premiums on the sale of loans to 4.81% during the three months ended September 30, 1998, from 5.33% during the same period in 1997.

     During the nine months ended September 30, 1998, total revenues increased by $30.2 million or 47.3%, compared to the same period in 1997, primarily as a result of an increase in gain on sales of loans of $24.6 million or 39.7% during the same comparative periods. The primary factor contributing to this increase was an increase in the amount of loans sold of 53.8% to $1,775.0 million during the nine months ended September 30, 1998, as compared to the same period in 1997. Such increase was partially offset by a decrease in the Net Premiums on the sale of loans to 4.88% during the nine months ended September 30, 1998, from 5.37% during the same period in 1997.

     The increase in the amount of loans sold resulted from an increase in loan originations and purchases to $674.3 million during the three months ended September 30, 1998, from $445.8 million during the same period in 1997, and $1.8 billion during the nine months ended September 30, 1998, from $1.2 billion during the same period in 1997. This trend reflects the Company's continued growth of its broker-sourced business through penetration in existing markets and expansion into new geographic markets. During the nine months ended September 30, 1998, the Company originated loans in all 50 states compared to 48 states during the same period in 1997. Additionally, the Company expanded its sales force to 322 at September 30, 1998, an increase of 46% over the level at September 30, 1997.

     Gain on sale of loans increased to $31.1 million during the third quarter of 1998, an increase of $6.3 million over gain on sale of $24.8 million during the same period of 1997. Gain on sale of loans totaled $86.7 million during the nine months ended September 30, 1998, an increase of $24.7 over gain on sale of loans during the comparable period of 1997. The increase in gain on sale during 1998 is due to an increase in the amount of loans sold, partially offset by a decline in Gross Sales Premiums. Net Premiums on the sale of loans decreased to 4.81% during the third quarter of 1998, as compared to 5.33% during the same period in 1997. For the nine months ended September 30, 1998, Net Premiums on the sale of loans decreased to 4.88% as compared to 5.37% during the same period in 1997. The table below presents the premiums received/paid by the Company expressed as a percentage of loans sold during the respective period.

                                                         THREE MONTHS     NINE MONTHS
                                                            ENDED            ENDED
                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                        --------------   --------------
                                                        1998     1997    1998     1997
                                                        -----    -----   -----    -----
Gross Sales Premiums as a % of loan sales.............   6.18%    6.54%   6.16%    6.45%
Fees paid to brokers as a % of loan sales.............  (1.17)   (1.09)  (1.16)   (1.03)
Fees paid to correspondents as a % of loan sales......  (0.44)   (0.28)  (0.33)   (0.23)
Points, fees and other as a % of loan sales...........   0.24     0.16    0.21     0.18
                                                        -----    -----   -----    -----
Net Premiums as a % of loan sales.....................   4.81%    5.33%   4.88%    5.37%
                                                        =====    =====   =====    =====

     The decline in Net Premiums is primarily the result of the Company selling a higher amount of loans generated from the Correspondent channel. The Company normally pays a higher fee to its correspondents than it does to brokers. During the third quarter of 1998, purchase premiums relating to correspondent loans averaged 3.21% of correspondent loans sold, while fees paid to brokers averaged 1.40% of broker loans sold.

     Loan servicing and other fees totaled $1.2 million during the three months ended September 30, 1998, net of amortization of mortgage servicing rights totaling $328,000. During the nine months ended September 30, 1998, loan servicing and other fees totaled $2.6 million, net of amortization of mortgage servicing rights totaling $796,000. The Company generally earns an annual 50 basis points on the outstanding principal balance of each loan it services, and retains the right to receive late fees and other charges in connection with the servicing of such loans. At September 30, 1998, the outstanding balance of the servicing portfolio totaled $1.2 billion. Prior to the Reorganization, all related loan servicing revenues were recognized by an affiliated division of AMC. During the third quarter, the Company and AMC modified the existing loan sub-servicing agreement, which provides the Company the right to begin servicing its loans. The Company began its independent servicing operations on November 2, 1998.

     Net interest income totaled $2.0 million during the third quarter of 1998, an increase of $845,000 compared to the same period in 1997. During the nine months ended September 30, 1998, net interest income totaled $5.0 million, an increase of $3.3 million compared to the same period in 1997. Such increases resulted from a higher level of average loans held for sale during the period, partially offset by a higher level of average advances under the revolving warehouse financing facility. Subsequent to the Reorganization, the Company began utilizing its excess liquidity to fund a portion of its loan originations. This strategy has resulted in higher levels of return on its excess liquidity and has allowed the Company the flexibility to transfer such loans to its warehouse line on a same-day basis.

     Expenses. The following table sets forth the components of the Company's expenses for the periods indicated:

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                    -------------------   -----------------
                                                      1998       1997      1998      1997
                                                    --------   --------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Compensation expense..............................  $12,100    $ 8,957    $35,797   $21,941
Premises and equipment expenses...................    3,119      1,020      8,288     2,625
Other general and administrative expenses.........    3,207      1,970      8,015     4,307
                                                    -------    -------    -------   -------
          Total direct expenses...................   18,426     11,947     52,100    28,873
Allocated expenses from AMC.......................       --         --         --     2,294
                                                    -------    -------    -------   -------
          Total general and administrative
            expenses..............................   18,426     11,947     52,100    31,167
Provision for losses..............................    1,100        500      3,500     3,428
Sub-servicing costs...............................    1,542        294      3,326       340
                                                    -------    -------    -------   -------
          Total expenses..........................  $21,068    $12,741    $58,926   $34,935
                                                    =======    =======    =======   =======

     The total dollar amount of general and administrative expenses increased during the three and nine months ended September 30, 1998, compared to the same periods in 1997. Additionally, the percentage of total general and administrative expense to loan production increased to 2.73% and 2.87%, during the three and nine months ended September 30, 1998, respectively, compared to 2.68% and 2.69%, during the three and nine months ended September 30, 1997, respectively. The increase in general and administrative expenses is due to: (i) costs relating to the increase in volume of loan production, (ii) an increase in corporate infrastructure, (iii) the costs of initiating a retail production channel, and (iv) the costs of initiating a loan servicing function. During 1998 the Company added regional processing centers in Denver, Dallas and Chicago in order to support loan production.

     Compensation expense increased by 35.1% during the third quarter of 1998, compared to the same period in 1997. During the nine months ended September 30, 1998, compensation expense increased by 63.2% compared to the same period in 1997. The primary reason for such increase is attributable to increases in commissions paid to production employees. Additionally, compensation expenses increased during 1998 as a result of the increase in corporate staff to support the infrastructure of the Company as an independent entity. The number of employees totaled 788 at September 30, 1998, up from 497 at September 30, 1997. During the third quarter of 1998 the Company determined that no additional accruals were necessary for anticipated bonuses for certain corporate officers for the calendar year 1998.

     Premises and equipment expenses increased by 205.8% during the third quarter of 1998, compared to the same period in 1997. During the nine months ended September 30, 1998, premises and equipment expenses increased by 215.7% compared to the same period in 1997. Such increases reflect an increase in occupancy costs related to growth in personnel to support the increased volume of loan production, initiating a loan servicing function as well as an increase in headquarters space to support the Company's infrastructure as an independent entity since the Reorganization.

     Other general and administrative expenses increased by 62.8% during the third quarter of 1998, compared to the same period in 1997. During the nine months ended September 30, 1998, other general and administrative expenses increased by 86.1% compared to the same period in 1997. The increase in other general and administrative expenses is primarily the result of increased infrastructure and costs incurred in support of the Company's loan production.

     Prior to the Reorganization, the Wholesale Division received an allocation of expenses from AMC, as detailed in Note 1 to the Company's Consolidated Financial Statements. Following the Reorganization, such allocations ceased when the Company began its operations as an independent entity. During the nine months ended September 30, 1997, such allocated expenses from AMC totaled $2.3 million.

     Provision for losses increased to $1.1 million for the three months ended September 30, 1998, as compared to $500,000 in 1997. During the nine months ended September 30, 1998, provision for losses increased to $3.5 million compared to $3.4 million for the same period in 1997. The provision recorded during 1998 represents estimated losses from:(i) breaches of representations and warranties, (ii) first payment defaults, (iii) repurchases of loans recorded as sold, and (iv) loans held for sale. At September 30, 1998, the Company had $1.9 million of allowances for these potential losses. Prior to the Reorganization, AMC allocated $2.4 million of provision for losses to the Wholesale Division. This allocation related to losses sustained by the Wholesale Division during April 1997 from the repurchase and sale of certain loans which were originated by the Wholesale Division in previous years.

     As more fully discussed in Note 3 to the Company's Consolidated Financial Statements, since the Reorganization, the Company has entered into an agreement with AMC pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company after the Reorganization. The Company has agreed to pay AMC a 45 basis point annual servicing fee on the outstanding principal balance of each loan sub-serviced. Such sub-servicing costs for the three and nine months ended September 30, 1998 totaled $1.5 million and $3.3 million, respectively, compared to $294,000 and $340,000 for the three and nine months ended September 30, 1997. The Company and AMC modified the sub-servicing agreement during the third quarter of 1998. The Company anticipates that its future sub-servicing cost will decline commensurate with the decline in the volume of loans serviced by the sub-servicer. The Company's cost of servicing will be reported as part of its general and administrative expenses in the future.

     Income Taxes. During the first quarter of 1998, the Company engaged its independent external accountants to perform a study on its state income tax filing methodologies to assist with the filing of its initial state income tax returns in those states where the Company had significant operations. Prior to the completion of this analysis, the Company estimated its combined income tax rate to be 42%. The study was completed during the third quarter of 1998 and indicated that the Company's actual income tax expense for 1998 should be approximately 40%-41%. Applying the lower effective annual tax rate to the Companys's 1998 operations resulted in the Company's income tax expense declining to 38% of pre-tax earnings during the third quarter and to 40% for the nine months ended September 30, 1998. Comparatively, the income tax rate for the third quarter of 1997 was 42% and 41% for the nine months ended September 30, 1997. The Company anticipates that its ongoing combined tax rate to continue to approximate 40-41% of pre-tax earnings. Because the Wholesale Division was part of AMC until the Reorganization, AMC is responsible for the payment of all federal and state income taxes owed by the Wholesale Division of AMC prior to the Reorganization.

FINANCIAL CONDITION

     A substantial portion of the Company's cash and cash equivalents are maintained in accounts with its warehouse lender. The Company earns interest on these funds at a yield that approximates the 30 day reserve adjusted London Inter-Bank Offered Rate ("LIBOR"). At September 30, 1998, cash and cash equivalents included $25.8 million in funds which were borrowed from its warehouse lender for the funding of loans. Such advances were not utilized to fund loans and were repaid to the warehouse lender the following business day.

     As discussed in more detail in Liquidity and Capital Resources, the Company's investment securities consists of high-quality, short-term securities. At September 30, 1998, the largest component of the Company's investment securities consisted of a money market mutual fund, which limits it holdings to government securities. These securities are available for sale, and their market value approximated their historical cost basis at September 30, 1998.

     Loans held for sale increased by $35.6 million as of September 30, 1998, as compared to December 31, 1997, reflecting the continuing increase in loan origination activity from month to month, partially offset by an increase in the receivable from the sale of loans. Loans held for sale are valued at the lower of their historical cost basis or market value, determined on an aggregate basis. At September 30, 1998, the Company's allowance for losses on loans held for sale totaled $1.4 million.

     Receivable from the sales of loans represents the proceeds from the sales of loans that have not been received by the Company from the purchaser. At September 30, 1998, receivable from the sales of loans totaled $320.5 million compared to $143.1 million at December 31, 1997. Such balances normally are collected within a 30-day period from month-end. As of October 31, 1998, substantially all of the proceeds related to the receivable from the sales of loans at September 30, 1998 had been collect

     At September 30, 1998, the Company had recorded $5.0 million of capitalized servicing rights, net of amortization which totaled $796,000 during the nine months ended September 30, 1998. Capitalized servicing rights are subject to downward valuation in the event that the market value of the servicing is lower than the recorded amounts, which typically occurs when the related loans have higher ratios of loss (charge-offs) and/or rates of prepayment than had been predicted at the time of sale.

     The warehouse financing facility and reverse repurchase agreement increased $204.4 million over the 1997 year-end level as a result of an increase in the receivable from the sales of loans over the same comparative period and increased origination volume. As a percentage of total capitalization, warehouse financing facility and reverse repurchase agreement reflects an increase, to 79% at September 30, 1998 compared to 62% at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $34.4 million in cash and cash equivalents at September 30, 1998 reflecting continued positive cash flows generated since the Reorganization. Prior to the Reorganization, all cash generated by the Wholesale Division of AMC was collected by AMC, and as such, cash and cash equivalents for the Company at any point prior to the Reorganization reflects a zero balance. Nonetheless, the Company has historically generated positive cash flow. Sources of cash flow include loan sales, net interest income and borrowings. Uses of cash include the funding of loan originations and purchases, repayment of borrowings and related interest expenses, operating and administrative expenses, income taxes, purchases of treasury stock , and capital expenditures.

     The Company funds its operations through its loan sales, revolving warehouse credit facility under which it borrows money to finance the origination and purchase of loans, cash reserves, and net earnings. Additionally, the Company may utilize cash reserves to fund loan production in order to maximize the return on excess liquidity. The Company repays borrowings with the proceeds from loan sales. During the three months ended September 30, 1998 and 1997, the Company used cash in the amount of $674.3 million and $445.8 million, respectively, for new loan originations and purchases. During the same periods, the Company received cash proceeds from the sale of loans of $646.3 million and $465.5 million, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such loans sales of $34.9 million and $28.2 million, respectively, for the three months ended September 30, 1998 and 1997. During the nine months ended September 30, 1998 and 1997, the Company used cash in the amount of $1.8 billion and $1.2 billion, respectively, for new loan originations and purchases. During the same periods, the Company received cash proceeds from the sale of loans of $1.8 billion and $1.2 billion, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such loans sales of $100.7 million and $67.2 million, respectively, for the nine months ended September 30, 1998 and 1997.

     The Company has three primary sources of funding its loans:(i) a committed $300 million revolving warehouse facility provided by a syndicate of banks, led by Chase Bank of Texas, (ii) an uncommitted $100 million repurchase facility, and (iii) the Company's excess liquidity. Those borrowing facilities have a variety of financial and compliance covenants and the Company exceeded all of these covenants at September 30, 1998. These facilities bear interest at a specified margin over one month LIBOR. The weighted average cost of funds for these facilities was 6.81% at September 30, 1998. At September 30, 1998, the Company had borrowed $25.8 million on loans which had not yet funded. These borrowings were repaid the following business day. At September 30, 1998, the Company had utilized $35.4 million of its excess liquidity to fund loans.

     The Company has adopted an investment program for available liquidity. The objectives of this program are to preserve the capital of the Company while maintaining flexibility for strategic opportunities. The Company's investment strategy seeks to maximize returns within the policy's objectives. The weighted-average yield on the Company's investment portfolio at September 30, 1998 was 5.35%.

     The Company has utilized its available liquidity to repurchase shares of its stock on the open market. Pursuant to a stock repurchase plan adopted by the Board of Directors in October 1997, the Company is authorized to repurchase up to 2.5 million shares of the Company's common stock through the end of September 1999. During the third quarter of 1998 the Company repurchased 1.5 million shares of stock at a cost of $14.4 million. During the nine months ended September 30, 1998, the Company used $21.2 million of available liquidity to purchase an additional 2.1 million shares of its common stock. The Company has spent $24.5 million and has repurchased 2.4 million shares since the plan's inception.

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

     The Company has entered into a forward sales contract with an investment banking firm to sell $1.3 billion of its future loan production to be delivered to the purchaser on or before March 31, 1999. The Gross Sales Premium that the Company will realize from this commitment is dependent upon the type, quality, interest rate and other terms of the loans delivered to the purchaser. While the Company does not currently anticipate that the Gross Sales Premium generated from this forward sale commitment will vary substantially from recent levels, there can be no assurance that the Company will be able to generate the sufficient level of production to fulfill this commitment or that the interest rates, loan to value ratios and/or other key terms of the loans delivered under the forward sale agreement will generate a Gross Sales Premium comparable to the level realized during the third quarter of 1998. Additionally the prices in secondary market for subprime mortgage have recently constricted. Widening spreads in the asset-backed capital markets has caused pricing for loans, similar to those originated by the Company, to substantially decline. There can be no assurance provided that after the expiration of its forward sales commitment, that the Company will be able to sell its loans in the secondary market at a price near recent levels. A material decline in such prices could have a material adverse impact on the Company's profitability and liquidity.

  Year 2000

     The Company is aware of ensuing issues involving the upcoming date change from December 31, 1999 to January 1, 2000 ("Year 2000") and the effect of such change on the Company's information systems. The Company established a task force to evaluate the internal information technology (IT) and non-IT systems that could be affected by such date change and also identified the external systems that are critical to the Company's operations. An assessment of the readiness of the Company's suppliers is ongoing.

     During 1998, the Company has implemented and upgraded several of its core systems in its effort to establish fully independent operations from its predecessor company. The discontinuation of the Administrative Services Agreements was made possible by building an in-house IT infrastructure. This infrastructure was designed to be fully compliant with the Year 2000 date change. The software packages selected by the Company as part of establishing independent operations was chosen in part based on being Year 2000 compliant. This software includes the Company's accounting, treasury, human resources, payroll, loan servicing, and network management software. The total expenditures during 1998 related to establishing independent IT systems approximate $2.5 million, of which $1.0 million has been capitalized.

     The Company's plan for Year 2000 readiness has three phases. Phase one involves identifying and remediating the internal systems and processes that must be Year 2000 compliant. The Company estimates that it is 70% complete, with a planned completion date at the end of 1998. Phase two consists of developing a contingency plan for those external systems or suppliers that are critical for the Company to operate, but are not yet Year 2000 compliant. The Company estimates that it will have developed and begun to implement these contingency plans during the first quarter of 1999. Phase three consists of testing both the internal and external systems as a whole, and has been scheduled to be completed by the end of first quarter 1999.

     The Company does not anticipate the cost of addressing all the issues associated with becoming Year 2000 compliant will have a material impact on its financial condition, results of operations or liquidity in any single year. The Company's estimates are based upon the assumption that its major third party suppliers are or become Year 2000 compliant within the time frame outlined above. The Company has requested that its major third party suppliers provide details of their Year 2000 compliance program and schedule of testing. In the event any of these vendors are unable to become compliant the Company may incur additional costs.

     Although the Company has taken steps to identify, evaluate and remediate its Year 2000 compliance issues, it is possible that certain of its suppliers and/or systems may not be Year 2000 compliant by January 1, 2000. These suppliers provide the Company with computer processing systems, banking and financial systems, and utility infrastructure. In the event that any of these suppliers and/or systems are not Year 2000 compliant as of January 1, 2000, the Company may be exposed to an impairment in its: (i) operations, (ii) business processes, (iii) ability to meet its financial obligations. The impairment in any of these areas could have a material adverse effect on the Company's financial condition, results of operations and liquidity. The Company is assessing these risks and is creating contingency plans intended to address such risks, and expects to have such plans in place by the end of the first quarter of 1999.

     Forward looking information: Certain disclosures made by the Company in this report and in other reports and statements released by the Company, including the Company's recent filing on Form 10-K as of and for the period ended December 31, 1997, are forward-looking in nature, such as comments which express the Company's opinion about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. Any forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

ACCOUNTING CONSIDERATIONS

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for annual periods beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company has not yet adopted SFAS 131 and does not anticipate that the impact of this statement will have a material impact on the Company's financial condition, results of operation and cash flows.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for annual periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the effect this standard may have on the Company's financial condition, results of operations and cash flows.

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

     Not Applicable.

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  *3.1     Amended and Restated Certificate of Incorporation of Long
           Beach Financial Corporation
  *3.2     Bylaws of Long Beach Financial Corporation
  *4.1     Specimen of the Common Stock of Long Beach Financial
           Corporation
 *10.1     Administrative Services Agreement among Long Beach Mortgage
           Company, Long Beach Financial Corporation and Ameriquest
           Mortgage Corporation
 *10.2     Form of Master Sub-Servicing Agreement, between Long Beach
           Mortgage Company and Ameriquest Mortgage Corporation
 *10.3     4/97 Senior Secured Credit Agreement, among Ameriquest
           Mortgage Corporation and Texas Commerce Bank National
           Association, as Lender and Agent
 *10.4     Form of Director/Officer Indemnification Agreement
 *10.5     Contribution Agreement, between Ameriquest Capital
           Corporation, Long Beach Mortgage Company, Long Beach
           Financial Corporation and Ameriquest Mortgage Corporation
 *10.6     1997 Stock Incentive Plan
 *10.7     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and M. Jack
           Mayesh
 *10.8     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and Edward
           Resendez
 *10.9     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and Frank J.
           Curry
 *10.10    Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and James H.
           Leonetti
 *10.11    Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and James J.
           Sullivan
 *10.12    Department of Justice Settlement Agreement
 *10.13    Employment Agreement, between Long Beach Financial
           Corporation, Long Beach Mortgage Company and William K.
           Komperda.
 *10.14    Form of Amendment to Employment Agreement, among Long Beach
           Financial Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh, Edward Resendez, Frank J. Curry, James H.
           Leonetti, and James J. Sullivan.
 *10.15    4/98 Amended and Restated Senior Secured Credit Agreement,
           among Long Beach Mortgage Company and Chase Bank of Texas, as Lender and Agent.
  10.16    Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           M. Jack Mayesh
  10.17    Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           Edward Resendez
  10.18    Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           Frank J. Curry
  10.19    Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           William K. Komperda
  10.20    Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           James H. Leonetti
  10.21    Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           James J. Sullivan

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  10.22    Employment Agreement, between Long Beach Financial
           Corporation, Long Beach Mortgage Company and Elizabeth A.
           Wood
  10.23    Supplemental Agreement to Master Sub-Servicing Agreement
           between Long Beach Mortgage Company and Ameriquest Mortgage
           Company
  10.24    Master Repurchase Agreement between Merrill Lynch Mortgage
           Capital Inc., Merrill Lynch Credit Corporation and Long
           Beach Mortgage Company
  27       Financial Data Schedule

---------------
* Previously filed.

     (b) Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized, in the City of Orange, State of California.

LONG BEACH FINANCIAL CORPORATION
(Registrant)


By:  /s/  M. JACK MAYESH                                               November 12, 1998
     ------------------------------------------------------------      -----------------
     M. Jack Mayesh                                                    Date
     Chairman and Chief Executive Officer


By:  /s/  JAMES H. LEONETTI                                            November 12, 1998
     ------------------------------------------------------------      -----------------
     James H. Leonetti                                                 Date
     Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                             DESCRIPTION                               PAGE
-------                            -----------                           ------------
  *3.1     Amended and Restated Certificate of Incorporation of Long
           Beach Financial Corporation
  *3.2     Bylaws of Long Beach Financial Corporation
  *4.1     Specimen of the Common Stock of Long Beach Financial
           Corporation
 *10.1     Administrative Services Agreement among Long Beach Mortgage
           Company, Long Beach Financial Corporation and Ameriquest
           Mortgage Corporation
 *10.2     Form of Master Sub-Servicing Agreement, between Long Beach
           Mortgage Company and Ameriquest Mortgage Corporation
 *10.3     4/97 Senior Secured Credit Agreement, among Ameriquest
           Mortgage Corporation and Texas Commerce Bank National
           Association, as Lender and Agent
 *10.4     Form of Director/Officer Indemnification Agreement
 *10.5     Contribution Agreement, between Ameriquest Capital
           Corporation, Long Beach Mortgage Company, Long Beach
           Financial Corporation and Ameriquest Mortgage Corporation
 *10.6     1997 Stock Incentive Plan
 *10.7     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and M. Jack
           Mayesh
 *10.8     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and Edward
           Resendez
 *10.9     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and Frank J.
           Curry
 *10.10    Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and James H.
           Leonetti
 *10.11    Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and James J.
           Sullivan
 *10.12    Department of Justice Settlement Agreement
 *10.13    Employment Agreement, between Long Beach Financial
           Corporation, Long Beach Mortgage Company and William K.
           Komperda.
 *10.14    Form of Amendment to Employment Agreement, among Long Beach
           Financial Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh, Edward Resendez, Frank J. Curry, James H.
           Leonetti, and James J. Sullivan.
 *10.15    4/98 Amended and Restated Senior Secured Credit Agreement
           among Long Beach Mortgage Company and Chase Bank of Texas, as Lender and Agent.
  10.16    Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           M. Jack Mayesh
  10.17    Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           Edward Resendez
  10.18    Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           Frank J. Curry
  10.19    Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           William K. Komperda
  10.20    Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           James H. Leonetti
  10.21    Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           James J. Sullivan

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                             DESCRIPTION                               PAGE
-------                            -----------                           ------------
  10.22    Employment Agreement, between Long Beach Financial
           Corporation, Long Beach Mortgage Company and Elizabeth A.
           Wood
  10.23    Supplemental Agreement to Master Sub-Servicing Agreement
           between Long Beach Mortgage Company and Ameriquest Mortgage
           Company
  10.24    Master Repurchase Agreement between Merrill Lynch Mortgage
           Capital Inc., Merrill Lynch Credit Corporation and Long
           Beach Mortgage Company
  27       Financial Data Schedule

---------------
* Previously filed