Form 10-K
period 1998-12-31
LONG BEACH FINANCIAL CORP
filed 1999-03-26
CIK 1034011

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO __________


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

         1100 TOWN & COUNTRY ROAD, SUITE 1600, ORANGE, CALIFORNIA 92868
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (714) 835-5743
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     The aggregate market value of the voting stock held by non-affiliates of Registrant, as of March 15, 1999, was $223,270,000, based upon the closing price of Registrant's Common Stock on that date. For purposes of this disclosure, shares of common stock held by directors and executive officers of Registrant are assumed to be "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

     As of March 15, 1999, Registrant had outstanding 22,609,618 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement relating to its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        LONG BEACH FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                  TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   22
Item 3.   Legal Proceedings...........................................   23
Item 4.   Submission of Matters to a Vote of Security Holders.........   23

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   23
Item 6.   Selected Financial Data.....................................   24
Item 7.   Management's Discussion and Analysis of Financial Condition,
          Results of Operations, Liquidity and Capital Resources......   25
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   37
Item 8.   Financial Statements and Supplementary Data.................   38
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   38

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   38
Item 11.  Executive Compensation......................................   38
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   38
Item 13.  Certain Relationships and Related Transactions..............   39

                                  PART IV

Item 14.  Financial Statement Schedules, Exhibits, and Reports of Form
          8-K.........................................................   39
          Signatures..................................................   42
Index to Financial Statements.........................................  F-1

                        LONG BEACH FINANCIAL CORPORATION

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Long Beach Financial Corporation ("LBFC"), through its subsidiary, Long Beach Mortgage Company (collectively, the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling subprime residential mortgage loans secured by one-to-four family residences. The Company's core borrower base consists of individuals who do not qualify for traditional "A" credit because their credit histories, debt to income ratios or other factors cause them not to conform to standard agency lending criteria. The Company's primary operating strategy has been to originate, purchase and sell loans on a basis that exposes the Company to less default and prepayment risk than is normally inherent in a mortgage lender's business. A key element in this strategy has been the Company's sales of its loans for cash to institutional purchasers at a premium above the outstanding principal balance of the loans. As a result, the Company has historically generated positive cash flow and substantially reduced the risk of holding residual interests in the loans sold by the Company.

     The Company sources loans through approximately 12,500 independent mortgage loan brokers that generate loans in all 50 states. The large number of brokers reflects the Company's strategy of utilizing a diverse group of small brokers to avoid becoming dependent on a few primary producers. In 1998, the Company's single largest wholesale producing broker was responsible for less than 1% of the Company's wholesale originations during the year. The Company maintains a close working relationship with brokers through its sales force of approximately 325 account executives located in 72 offices. Having account executives geographically close to the independent brokers enables the Company to deliver a high level of customer service to the brokers with whom the Company does business. The primary elements of the Company's customer service are actively assisting the broker in identifying the appropriate product for the borrower, applying lending criteria in a consistent manner, promptly processing loan applications and providing any other assistance that the broker may require to complete the loan transaction. A high level of customer service, together with the account executive's processing team's knowledge of the local market and the Company's products, is a key part of the Company's origination strategy.

     The Company originates loans through wholesale and retail channels of production. The wholesale channel is comprised of broker-sourced production and production from correspondents. Through the retail production channel the Company directly interacts with the customer through direct mail, telemarketing, the internet and other sources. See Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources and
Note 16 to the Consolidated Financial Statements for financial information about the Company's business segments.

     The Company historically has followed a strategy of selling substantially all of its loan originations in the secondary market through loan sales in which the Company disposes of its entire economic interest in the loan except for the related servicing rights, which it has generally retained, for a cash price that represents a premium over the principal balance of the loans sold. Cash from loan sales has been used by the Company to repay borrowings previously made under its warehouse financing facility. These loan sales have been an important factor in generating the Company's historic earnings and creating consistent positive cash flow to further its operations. The Company may utilize alternative strategies to maximize the value it receives on its loan sales. Such strategies may include securitization. The Company's focus in utilizing such a strategy would be to retain a positive cash flow operating model.

  Growth Strategy

     The Company seeks to profitably expand its broker-sourced business through increased penetration in its existing markets and expansion into new geographic markets. Elements in achieving these objectives include the following: (i) expanding the account executive network to reach new brokers; (ii) increasing coordination between the Company's centralized marketing efforts and the account executives in the field; (iii) developing and implementing electronic broker support systems (including electronic loan application submission and risk classification); and (iv) expanding the automation of the underwriting process.

     The retail loan operations conducted under the name "Financing USA" offers the same products as those of the broker-sourced operations and are sourced primarily through technology-based direct mail and electronic media marketing, rather than on a network of branch sales offices. This strategy is designed to enable the Company to operate with less overhead than a direct-sourced loan business that operates through a branch sales office network.

     In accordance with the strategic plan, the Company successfully launched an independent servicing operation in November 1998. The Company was approved as a residential subprime loan servicer by Standard & Poor's during the fourth quarter of 1998. Additionally, the Company is approved as a seller for Fannie Mae, and as a non-supervised mortgagee by the United States Department of Housing and Urban Development.

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

     LBFC was incorporated in January 1997. At the time of incorporation, LBFC was a wholly-owned subsidiary of a company now known as Ameriquest Mortgage Company ("AMC"). AMC conducted its mortgage lending business through four divisions: (i) the direct-sourced lending division, (ii) the broker-sourced lending division, (iii) loan sales division, and (iv) the loan servicing division. LBFC was formed to facilitate the public sale of AMC's broker-sourced lending and loan sales divisions. All references to the "Wholesale Division" herein shall be deemed to include the operations of the broker-sourced lending division of AMC prior to the Reorganization (defined below).

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

     Under the loan sub-servicing agreement, AMC agreed, for a three-year period, to sub-service mortgage loans originated or purchased by the Company after the Reorganization. Sub-servicing activities include collecting and remitting loan payments, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions. The agreement provides that either party has the right to terminate the agreement effective at any time after November 2, 1998, upon six months prior written notice to the other party. The Company has agreed to pay AMC a 45 basis points annual servicing fee on the declining principal balance of each loan sub-serviced. During the third quarter of 1998, the Company and AMC modified the sub-servicing agreement to accommodate the establishment of the Company's independent servicing operations. Under the modified sub-servicing agreement, AMC no longer is required to sub-service loans originated by the Company on or after November 2, 1998 and the Company is no longer required to engage AMC to sub-service its loans.

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

  Products and Marketing

     The Company offers both fixed rate and adjustable rate loans. The adjustable rate loans begin with an interest rate that is initially fixed for a period of time after which the interest rate converts to an adjustable rate. The Company's borrowers, who use the loans primarily to consolidate other debt, negotiate better terms on their existing mortgage, or purchase homes, fall into four subprime risk classifications, and products are available at different interest rates and with different origination and application points and fees depending on the particular borrower's risk classification. The Company's adjustable rate loans primarily consist of (i) loans that bear a fixed interest rate for the first two or three years that convert to an adjustable rate thereafter ("fixed/adjustable rate loans") and (ii) loans that bear a fixed interest rate for the first six months that convert to an adjustable rate thereafter ("six-month adjustable rate loans"). The Company has established interest rate caps for its adjustable rate loans which limit changes in the interest rate on such loans to 1% during any six month period.

     The following table presents the Company's loan production by product type for the periods indicated (dollars in thousands):

                                                YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                            1998          1997          1996
                                         ----------    ----------    ----------
Fixed rate loans.......................  $  588,794    $  428,793    $  392,251
Fixed/adjustable rate loans............   1,594,738       756,853        97,962
Six-month adjustable rate loans........     392,433       500,096       567,909
                                         ----------    ----------    ----------
          Total loan production........  $2,575,965    $1,685,742    $1,058,122
                                         ==========    ==========    ==========

     Many of the Company's borrowers utilize funds from loans to pay-off existing debts. During 1998, approximately 62% of the Company's loan production was made for the purpose of providing funds for refinancing, and in approximately 71% of these refinancings, the respective borrowers received cash to pay-off other debts.

     While the Company's core loan products allow for maximum loan amounts of up to $500,000 with a loan-to-value ratio of up to 85%. During 1998, core product origination totaled $2.2 billion and represented 86.8% of total production. The Company also offers a "jumbo" product allowing balances of up to $1,000,000 with lower loan-to-value ratios than the core products, and products that permit a loan-to-value ratio of up to 90% for selected borrowers with a risk classification of "A-."

  Broker-Sourced Loan Operations

     The Company's primary means of marketing its products is direct contact between its account executives and the independent mortgage loan brokers. Each account executive is responsible for maintaining and expanding existing broker relationships through "cold calls" and following up on inquiries made by brokers to a toll-free number.

     A key element in developing, maintaining and expanding its independent mortgage loan broker relationships is to provide the highest possible level of product knowledge and customer service to its brokers. Each account executive receives comprehensive training prior to being assigned to a territory. In most cases, training includes experience in the loan processing department so that the account executive will be familiar with all phases of loan origination and production. This training enables the account executive to quickly review a loan application in order to identify the borrower's probable risk classification and thereby enhance the likelihood that the loan will be approved at the rate and on the terms submitted by the broker. After a loan package is submitted to the Company, the account executive provides assistance to the broker throughout the process to complete the loan transaction. The account executive does not have approval authority on the transaction. Account executives are compensated based on the number and the dollar volume of loans funded.

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

  Correspondent Loan Purchasing

     The Company augments its loan production by purchasing loans on a correspondent basis from smaller mortgage companies and other financial institutions after such loans have been funded by the originator. The Company typically purchases the servicing rights to the loans as well. Purchasing loans from such originators is attractive because the Company is able to acquire a pool of loans in a single transaction on a cost-efficient basis. The cost efficiency is due to the economies of scale in larger transactions.

     When it first begins buying loans from an originator, the Company works closely with the originator's personnel to familiarize them with the process necessary to produce loans that the Company is willing to purchase. This ensures that the Company will be able to include these loans in its loan sales. In this initial phase with a new originator, the Company processes the loan applications as if they were the Company's own originations. Once the Company is comfortable that the originator has developed the capability to originate and process loans that comply with the Company's guidelines, the Company's active involvement in the processing of the originator's loans is reduced. At this point, the Company re-underwrites loans submitted by the originator prior to accepting them, confirming compliance with the Company's underwriting guidelines and documentation standards.

     When the Company purchases loans, it receives representations and warranties and first payment default and fraud protections from the originators that are similar to those that the Company provides to its loan purchasers.

     The loan purchase program accounted for approximately 11.5% of the Company's total loan volume by principal amount during 1998, compared to 9.0% and 3.1% in 1997 and 1996, respectively. Such increase is due to the expansion of the loan purchase program which was accomplished through better integration of the loan purchasing process into the Company's correspondent team structure.

  Direct-Sourced Loan Operations

     Direct-sourced loan operations offer the same products as those of the broker-sourced operations and are sourced primarily through technology-based marketing, relying to a great extent on telemarketing, direct mail and electronic media advertising rather than a network of branch sales offices. This enables the Company to operate with less overhead than a direct-sourced loan business that operates through a branch office network. The Company's senior management is experienced in both direct-sourced and broker-sourced loan originations, since several of the senior executives were involved in creating the direct-sourced lending operations of AMC prior to the Reorganization. The Company filled a portion of the staffing needs of the direct-sourced loan operations with experienced personnel previously working in the broker-sourced loan operations.

     The direct-sourced loan origination channel accounted for approximately 2.3% of the Company's total loan volume by principal amount during 1998.

LOAN ORIGINATION AND PURCHASING

     The Company originates loans through Company approved independent mortgage loan brokers and, to a lesser extent, purchases loans from other mortgage banking companies. The following table shows certain combined data regarding the Company's loan originations and purchases for the periods indicated:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                   -------------------------------------
                                                      1998         1997          1996
                                                   ----------   ----------    ----------
                                                          (DOLLARS IN THOUSANDS)
Aggregate principal balance:
  Broker-sourced.................................  $2,220,096   $1,531,266    $1,026,390
  Correspondent..................................     296,283      151,768        31,732
  Retail.........................................      59,586        2,708            --
                                                   ----------   ----------    ----------
          Total..................................  $2,575,965   $1,685,742    $1,058,122
Average principal balance per loan
  Broker-sourced.................................  $      113   $      112    $      107
  Correspondent..................................         119          124            94
  Retail.........................................         110          129            --
                                                   ----------   ----------    ----------
          Total..................................  $      113   $      113    $      105
Combined weighted average loan-to-value(2)
  Broker-sourced.................................        77.8%        77.0%         75.1%
  Correspondent..................................        77.3%        77.4%         74.3%
  Retail.........................................        76.5%        76.6%           --%
                                                   ----------   ----------    ----------
          Total..................................        77.7%        77.1%         75.1%
Weighted average interest rate(2)
  Broker-sourced.................................         9.6%         9.6%          9.9%
  Correspondent..................................         9.9%         9.9%         10.1%
  Retail.........................................         9.6%         9.1%           --%
                                                   ----------   ----------    ----------
          Total..................................         9.6%         9.5%         10.0%
"A-" through "B-" loans as a percentage of total
  loans(1)(2)....................................        85.2%        88.1%         85.4%

---------------
(1) Based on original principal balance.

(2) For 1996, amounts were calculated based on raw data from the loan origination system which did not consider timing differences between the time various loans actually funded and the date such loans were uploaded into the Company's system. Although these amounts differ from the "true" origination and purchase amounts recorded in 1996, the calculated amounts above are not materially affected by such differences. See the tables on pages 11 and 12 for more information.

     All loans originated or purchased by the Company are secured by a first priority mortgage on the subject property.

  Geographic Markets

     The approximately 12,500 independent mortgage loan brokers with whom the Company has had a relationship originate loans in all 50 states. The following table shows geographic distribution of the aggregate principal balance of loan originations and purchases for the periods shown.

                                                             LOAN ORIGINATIONS
                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                      1998     1997     1996     1995
                                                      -----    -----    -----    -----
States(1)(3):
California..........................................   33.8%    34.4%    37.1%    43.1%
Colorado............................................    7.8      8.4      7.3      2.9
Michigan............................................    5.3      6.0      3.7      3.9
Texas...............................................    4.9      3.7      3.8      1.5
Florida.............................................    4.6      5.1      3.5      1.5
Oregon..............................................    4.0      5.3      4.3      4.0
Illinois............................................    3.8      4.1      6.2      8.7
New York............................................    3.5      2.0      1.5      0.3
Minnesota...........................................    3.0      2.7      2.2       --
All other States (41 other states)(2)...............   29.3     28.3     30.4     34.1
                                                      -----    -----    -----    -----
          Total.....................................  100.0%   100.0%   100.0%   100.0%
                                                      =====    =====    =====    =====

---------------
(1) States are listed in order of percentage of loan originations and purchases for the year ended December 31, 1998.

(2) For the year ended December 31, 1998, loan originations and purchases in each state were less than 2.7% of total originations and purchases for the year.

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

     The Company's geographic markets are divided among 19 regional teams and one national correspondent lending team. Each team is headed up by a regional manager and includes dedicated account executives, underwriters, appraisers and other production personnel so that the team can originate and produce loans in that region. The 20 teams are deployed into 11 regional processing centers. When a regional processing center is first established, the staff responsible for underwriting and funding is physically located at the Company's headquarters. Once the Company determines that the level of current and projected business from a region warrants the deployment of the regional processing center, the Company moves the processing center in or near the region and relocates the relevant regional teams to the new center. These centers enable the Company to more effectively anticipate and respond to broker and borrower needs in each region. The concept also appeals to independent brokers who may be reluctant to deal with a larger, more remote lender. Each regional team is connected to senior management and the corporate headquarters by a wide area network that enables management to monitor the quality of all regional functions on a real time basis. The Company opened four regional processing centers during 1998 and intends to establish two additional regional processing centers in 1999.

  Underwriting

     The Company trains its account executives and underwriters to evaluate loan application and supporting documentation (a "loan package") against the Company's underwriting guidelines. The Company utilizes experienced underwriters who have been provided comprehensive training. Underwriters are educated regarding the Company's underwriting guidelines and the implementation of the Company's underwriting procedures. The Company's training program enables its underwriters to review and evaluate loan packages while understanding and adhering to the Company's underwriting guidelines. The Company's underwriters are required to have one or more years of subprime underwriting experience gained from either a finance company or other subprime lender. Underwriting experience may be substituted with one or more years experience acquired by performing other Company subprime lending functions.

     The Company's underwriting guidelines are primarily intended to evaluate the applicant's credit profile, repayment ability, and the value and adequacy of the property offered as mortgage collateral. Loan applications meeting the Company's core product guidelines may be approved by regional service managers, who are required to have a minimum of five years subprime underwriting lending experience. On occasion, with the approval of a regional service manager, divisional operations manager or regional vice president, a prospective borrower not strictly adhering to the Company's underwriting guidelines may be granted an underwriting exception. Divisional operations managers and regional vice presidents are required to have a minimum of seven years subprime lending experience. Underwriting exceptions are granted based upon compensating factors which may include, but are not limited to, good credit history (mortgage and/or consumer), low debt-to-income and loan-to-value ratios, stable employment and residency at the borrower's current address.

     All of the wholesale loans originated by the Company are based on loan packages submitted through mortgage brokers directly or through Company account executives, directly from a borrower or purchased from a Company-approved originator. Loan packages submitted through mortgage brokers are required to include information relevant to credit, the property offered as collateral and any additional related facts for underwriting purposes. This information is compiled by the submitting broker and submitted to the Company for underwriting approval and funding authorization. The mortgage broker receives a fully disclosed portion of the loan origination fee charged to the borrower at the time the loan is funded.

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

     The Company has formed risk classifications with respect to each prospective borrower's credit profile and ability to repay. The Company's guidelines establish maximum permitted loan-to-value ratios for each loan type risk based upon these and other factors. These classifications are indications of the borrower's credit-worthiness. Each prospective borrower is identified by one of five letter ratings ("A-", "B", "B-", "C", and "D"). Other factors that are evaluated during the underwriting process and affect the final lending decision are the property value and type, loan-to-value ratio, loan amount, and subject property's occupancy status.

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

     An appraisal review is conducted on each appraisal submitted. These reviews may be performed by a Company trained underwriter, a Company valuation manager, or a Company approved independent appraiser. Additionally, depending upon the original principal balance or the loan-to-value ratio of the mortgaged property, a drive-by review appraisal may be performed. Properties that are identified to be in below average condition and have below average marketability (including properties exhibiting major deferred maintenance) are considered unacceptable collateral for the Company's mortgage loan program.

     The Company strives to process each loan package in compliance with its underwriting guidelines as quickly as possible. Accordingly, most underwriting decisions are rendered in 24 to 48 hours, and approved packages are funded on average within 20 calendar days from submission date.

     Upon completion of the underwriting process and subsequent approval, the closing of the loan is scheduled with a Company approved closing attorney or agent. The closing attorney or agent is responsible for completing the loan closing in accordance with applicable law and the Company's operating procedures. The closing attorney or agent is typically selected by the mortgage broker. The Company audits the selected closing attorney or agent to ensure the attorney or agent is a fully licensed, experienced professional from an established firm or company. In addition, the Company generally requires the closing attorneys and agents to maintain insurance against errors and omissions.

     The Company requires each mortgage loan to be covered by title insurance and secured by a lien on single-family real property. The Company also requires fire and extended coverage casualty insurance to be maintained on the secured property. Flood insurance is also required for all properties located in a defined flood zone. The dollar amount of insurance coverage on the secured property is to be at least equal to the principal balance of the related loan. The Company monitors the existence of insurance coverage through a bonded outside insurance vendor. If the borrower's coverage is subsequently canceled or not renewed at any time during the loan period, and the borrower fails to obtain new coverage, the outside vendor will provide coverage on the borrower's behalf under policies insuring the Company's collateral interest. The amount, type of insurance and circumstances under which the Company can force place insurance are subject to state and federal regulations, with which the Company believes that it complies.

     The chart below summarizes the general criteria used by the Company at February 28, 1999, in classifying prospective borrowers who have provided the basic documentation described above:

    UNDERWRITING
    CRITERIA/RISK
   CLASSIFICATION           "A-" RISK            "B" RISK             "B-" RISK            "C" RISK             "D" RISK
   --------------           ---------            --------             ---------            --------             --------
Loan-to-Value
Ratio                  85% for owner        85% for owner        80% for owner        75% for owner        65% for owner
                       occupied purchases   occupied purchases   occupied purchases   occupied purchases   occupied purchases
                       of single family     of single family     or refinances of     of single family     or refinances of
                       residences, planned  residences, planned  single family        residences, planned  single family
                       unit developments,   unit developments,   residences, planned  unit developments,   residences, planned
                       and condominiums;    and condominiums;    unit developments,   and condominiums;    unit developments,
                       80% for owner        80% for owner        and condominiums;    70% for owner        and condominiums;
                       occupied purchases   occupied purchases   75% for owner        occupied purchases   60% for owner
                       or refinances of 2   or refinances of 2   occupied purchases   or refinances of 2   occupied purchases
                       to 4 unit dwellings  to 4 unit dwellings  or refinances of 2   to 4 unit dwellings  or refinances of 2
                       and second homes,    and second homes,    to 4 unit dwellings  and second homes,    to 4 unit dwellings
                       80% for non-owner    80% for non-owner    and second homes,    70% for non-owner    and second homes,
                       occupied single      occupied single      75% for non-owner    occupied single      60% for non-owner
                       family residences,   family residences,   occupied single      family residences,   occupied single
                       planned unit         planned unit         family residences,   planned unit         family residences,
                       developments or      developments or      planned unit         developments or      planned unit
                       condominiums; 70%    condominiums; 70%    developments or      condominiums; 60%    developments or
                       for non-owner        for non-owner        condominiums; 65%    for non-owner        condominiums; 50%
                       occupied 2 to 4      occupied 2 to 4      for non-owner        occupied 2 to 4      for non-owner
                       unit dwellings.      unit dwellings.      occupied 2 to 4      unit dwellings.      occupied 2 to 4
                                                                 unit dwellings.                           unit dwellings.
Maximum Debt Ratio(A)  LTV's .85% = 45%
                       LTV's ,85% = 47%             50%                  55%                  55%          55%
Consumer
Credit(B)              LTV's ,85% 30 day    30 & 60 days late    30 & 60 days late    Other derogatory     Other derogatory
                       late in the past 12  in the past 12       in the past 12       credit items are     credit items are
                       months; derogatory   months; derogatory   months; derogatory   considered on a      considered on a
                       credit items are     credit items are     credit items are     case-by-case basis;  case-by-case basis.
                       less than 25% of     less than 35% of     less than 50% of     no bankruptcies in
                       total items on       total items on       total items on       the last 12 months.
                       credit report, no    credit report, no    credit report, no
                       bankruptcies in the  bankruptcies in the  bankruptcies in the
                       last 24 months.      last 24 months.      last 18 months.
                       LTV's .85% (3)
                       30-day revolving
                       lates and (3)
                       30-day installment
                       lates.
Mortgage
Credit(C)              Maximum of (2)       Maximum of (3)       Maximum of (1)       Maximum of (2)       All mortgage and
                       30-day late          30-day late          60-day late          60-day late          consumer credit
                       payments in the      payments in the      payments in the      payments and (1)     including
                       past 12 months; no   past 12 months; no   past 12 months;      90-day late payment  bankruptcies and
                       notices of default   notices of default   maximum 30 days      or (3) 60- day late  foreclosures may be
                       or foreclosures in   or foreclosures in   late at time of      payments and no      waived if
                       the last 36 months.  the last 36 months.  application or       90-day late          reasonable
                                                                 funding, no notices  payments in the      explanation is
                                                                 of default or        last 12 months;      provided and
                                                                 foreclosures in the  maximum of a 60      problem no longer
                                                                 last 24 months.      days late at time    exists.
                                                                                      of funding; no
                                                                                      notices of default
                                                                                      or foreclosures in
                                                                                      the last 12 months.

---------------
(A) Debt ratios may be increased to 55% if the net disposable income minimum requirement is doubled on loan programs A- and B, where LTV's are ,85%.

(B) For LTV's ,85% non-mortgage and consumer-related credit, collections or judgments (i.e., dental and/or medical) may be disregarded on a case-by-case basis. Thirty day credit may be disregarded and not included in the percentage of derogatory credit items.

(C) Consecutive rolling consumer and mortgage 30-day delinquencies up to six months reported on a credit report may be counted as one late payment.

     The following table sets forth certain information with respect to the Company's loan purchases and originations by product and risk classification, for the years ended December 31 (dollars in thousands):

                                                   1998                                            1997(3)
                               ---------------------------------------------    ---------------------------------------------
                                                       WEIGHTED                                         WEIGHTED
                                                       AVERAGE     WEIGHTED                             AVERAGE     WEIGHTED
                                              % OF     INTEREST     AVERAGE                    % OF     INTEREST     AVERAGE
PRODUCT/ RISK CLASSIFICATIONS    VOLUME      TOTAL     RATE(1)     MARGIN(2)      VOLUME      TOTAL     RATE(1)     MARGIN(2)
-----------------------------  ----------    ------    --------    ---------    ----------    ------    --------    ---------
FIXED RATE:
  A-.......................    $  374,953     63.68%     9.50%                  $  281,828     65.73%     9.83%
  B+.......................            NA        NA     NA                          33,302      7.77     10.20
  B........................        67,742     11.51     10.18                       43,830     10.22     10.45
  B-.......................        61,576     10.46     10.49                       28,507      6.65     10.73
  C........................        56,531      9.60     11.38                       35,806      8.35     11.43
  C-.......................            NA        NA     NA                           3,064      0.71     11.77
  D........................        27,992      4.75     12.23                        2,456      0.57     12.26
                               ----------    ------                             ----------    ------
        Totals.............    $  588,794    100.00%     9.99%                  $  428,793    100.00%    10.16%
SIX-MONTH ADJUSTABLE RATE:
  A-.......................    $  276,691     70.50%     8.54%       6.46%      $  319,045     63.80%     8.58%       6.34%
  B+.......................            NA        NA     NA             NA           35,204      7.04      8.88        6.16
  B........................        37,507      9.56      8.88        6.50           42,641      8.53      9.12        6.42
  B-.......................        32,213      8.21      9.41        6.52           33,758      6.75      9.44        6.54
  C........................        28,173      7.18     10.07        6.58           46,932      9.38     10.18        6.63
  C-.......................            NA        NA     NA             NA           18,077      3.61     10.96        6.73
  D........................        17,849      4.55     11.47        6.67            4,439      0.89     11.49        7.02
                               ----------    ------                             ----------    ------
        Totals.............    $  392,433    100.00%     8.89%       6.49%      $  500,096    100.00%     8.97%       6.40%
FIXED/ADJUSTABLE RATE:
  A-.......................    $  910,886     57.12%     9.30%       6.61%      $  487,351     64.39%     9.46%       6.29%
  B+.......................            NA        NA     NA             NA           50,048      6.61      9.72        6.20
  B........................       225,212     14.12      9.64        6.67           75,780     10.01      9.95        6.50
  B-.......................       208,907     13.10      9.96        6.70           53,037      7.01      9.99        6.59
  C........................       165,626     10.39     10.55        6.73           73,489      9.71     10.62        6.60
  C-.......................            NA        NA     NA             NA           10,171      1.35     11.28        6.79
  D........................        84,107      5.27     11.51        6.81            6,977      0.92     11.70        7.04
                               ----------    ------                             ----------    ------
        Totals.............    $1,594,738    100.00%     9.68%       6.65%      $  756,853    100.00%     9.73%       6.37%
ALL PRODUCTS:
  A-.......................    $1,562,530     60.66%                            $1,088,224     64.56%
  B+.......................            NA        NA                                118,554      7.03
  B........................       330,461     12.83                                162,251      9.62
  B-.......................       302,696     11.75                                115,302      6.84
  C........................       250,330      9.72                                156,227      9.27
  C-.......................            NA        NA                                 31,312      1.86
  D........................       129,948      5.04                                 13,872      0.82
                               ----------    ------                             ----------    ------
        Totals.............    $2,575,965    100.00%                            $1,685,742    100.00%

                                                  1996(4)                                          1995(4)
                               ---------------------------------------------    ---------------------------------------------
                                                       WEIGHTED                                         WEIGHTED
                                                       AVERAGE     WEIGHTED                             AVERAGE     WEIGHTED
                                              % OF     INTEREST     AVERAGE                    % OF     INTEREST     AVERAGE
PRODUCT/ RISK CLASSIFICATIONS    VOLUME      TOTAL     RATE(1)     MARGIN(2)      VOLUME      TOTAL     RATE(1)     MARGIN(2)
-----------------------------  ----------    ------    --------    ---------    ----------    ------    --------    ---------
FIXED RATE:
  A-.......................    $  231,792     59.23%    10.20%                  $   38,896     49.86%    10.95%
  B+.......................        53,184     13.59     10.43                       18,577     23.81     11.25
  B........................        36,257      9.26     10.76                        6,365      8.16     11.23
  B-.......................        28,699      7.33     10.97                        4,359      5.59     11.74
  C........................        39,594     10.12     11.66                        9,598     12.30     12.46
  C-.......................         1,820      0.47     11.36                          219      0.28     12.83
  D........................            NA        NA     NA                              NA        NA     NA
                               ----------    ------                             ----------    ------
        Totals.............    $  391,346    100.00%    10.49%                  $   78,014    100.00%    11.28%
SIX-MONTH ADJUSTABLE RATE:
  A-.......................    $  293,519     51.82%     8.98%       6.09%      $  207,152     43.11%     9.70%       5.80%
  B+.......................        67,306     11.88      9.30        6.15           42,811      8.91     10.13        5.84
  B........................        51,770      9.14      9.90        6.39           42,050      8.75     10.50        6.29
  B-.......................        45,080      7.96     10.00        6.49           63,324     13.18     10.64        6.29
  C........................        86,778     15.32     10.73        6.64          100,768     20.97     11.28        6.58
  C-.......................        22,001      3.88     11.89        6.85           24,378      5.08     12.33        6.87
  D........................            NA        NA     NA             NA               NA        NA     NA             NA
                               ----------    ------                             ----------    ------
        Totals.............    $  566,454    100.00%     9.57%       6.27%      $  480,483    100.00%    10.40%       6.13%
FIXED/ADJUSTABLE RATE:
  A-.......................        70,949     73.08      9.84        5.58       $   11,804     42.96%    10.61%       5.24%
  B+.......................        13,462     13.86     10.30        6.00            2,854     10.39     10.78        5.35
  B........................         6,649      6.85     10.46        6.17            2,878     10.47     11.17        5.18
  B-.......................         1,987      2.05     10.72        6.41            3,921     14.27     11.57        5.58
  C........................         3,521      3.63     11.19        6.77            4,826     17.56     12.53        5.74
  C-.......................           518      0.53     11.11        6.87            1,196      4.35     13.37        6.10
  D........................            NA        NA     NA             NA               NA        NA     NA             NA
                               ----------    ------                             ----------    ------
        Totals.............    $   97,086    100.00%    10.02%       5.75%      $   27,479    100.00%    11.28%       5.42%
ALL PRODUCTS:
  A-.......................    $  596,260     56.52%                            $  257,852     44.01%
  B+.......................       133,952     12.70                                 64,242     10.96
  B........................        94,675      8.98                                 51,293      8.75
  B-.......................        75,766      7.18                                 71,604     12.22
  C........................       129,893     12.31                                115,192     19.66
  C-.......................        24,340      2.31                                 25,793      4.40
  D........................            NA        NA                                     NA        NA
                               ----------    ------                             ----------    ------
        Totals.............    $1,054,886    100.00%                            $  585,976    100.00%

---------------
(1) Each Fixed Rate loan bears interest at a fixed rate set on its date of funding and lasting through the term of the loan. Loans bearing interest at the Six-Month Adjustable Rate adjust every six months to a new rate through the term of the loan. The Weighted Average Interest Rate for loans bearing interest at a Six-Month Adjustable Rate is the weighted average of the rates of such loans during the initial six month period. Loans bearing interest at the Fixed/Adjustable Rate bear interest at a fixed rate for the first two years commencing on the date of funding and thereafter adjust to new rates every six months for the remaining term of the loans. The Weighted Average Interest Rate for loans bearing interest at a Fixed/Adjustable Rate is the weighted average of the rates of such loans during the initial period.

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

(4) For 1996 and 1995, amounts were compiled based on raw data from the loan origination system which did not consider timing differences between the time various loans actually funded and the date such loans were uploaded into the Company's system. As a result, origination and purchase amounts differ from the "reportable amount of" origination and purchase amounts recorded in 1996 and 1995.

FINANCING AND SALE OF LOANS

  Warehouse Financing Facility

     The Company finances originations and purchases of loans primarily with the proceeds of borrowings under a committed warehouse financing facility, which initially provided for a borrowing capacity of $250 million and was increased to $300 million in April 1998 (the "Facility"). This Facility is provided by a syndicate of banks led by Chase Bank of Texas. Borrowings under this Facility for a particular loan may remain outstanding for no more than 120 days, except for an aggregate amount not to exceed $10 million, which may remain outstanding for up to 180 days. Borrowings under this Facility are permitted up to 98% of the principal balance of the originated and purchased loans and bear interest at rates ranging from 1.25% to 1.50% over the 30-day reserve-adjusted LIBOR (i.e., the London Inter Bank Offered Rate), depending on the level of loan documentation the Company has delivered to the agent for the syndicate of banks providing credit under the Facility. The Facility also includes a $15 million subline for principal and interest advances and a $10 million subline for other servicing advances made primarily to security holders in connection with securitizations by purchasers of the Company's loans in which the Company serves as the master servicer, and a $15 million subline which may be used to finance mortgage loans owned by the Company that are in the process of collection or resale to investors. The sublines bear interest at 2.0% over the 30-day reserve-adjusted LIBOR. The Facility will expire on April 16, 2000, unless earlier terminated or extended in accordance with its terms. The Facility contains a number of financial covenants including: (i) the Company maintain tangible net worth equal to at least $30 million, plus 25% of cumulative positive net earnings, (ii) delinquencies on the Company's mortgage servicing portfolio not exceed 12% and (iii) the ratio of total liabilities to adjusted tangible net worth not exceed 10:1. The Facility also contains other affirmative, negative and financial covenants typical of similar credit facilities. The Company was in compliance with all such covenants at December 31, 1998.

     At December 31, 1998 the Company had access to a $100 million uncommitted warehouse line from an investment banking firm. This line bears interest at LIBOR plus 0.75%. The line expires in September 1999. During February 1999, the Company obtained an additional $100 million warehouse line from another investment banker. This line bears interest at LIBOR plus 1.25% and expires January 2000. The Company was in compliance with all of its debt and equity covenants at December 31, 1998.

  Loan Sales

     The Company has followed a strategy of selling for cash substantially all loan originations and purchased loans in the secondary market through loan sales in which the Company disposes of its entire economic interest in the loans. The Company sold $2.5 billion, $1.7 billion and $1.0 billion of loans through loan sales during 1998, 1997 and 1996, respectively. The Company did not issue any securities during the period; however, substantially all of the loans sold during the period were ultimately securitized by the purchasers thereof.

     Loans generally have been sold to institutional purchasers on a quarterly basis. Upon the consummation of loan sales, the Company receives a "premium," representing a cash payment in excess of the par value of the loans (par value representing the unpaid balance of the loan amount). Cash gains from loan sales represented 93% of the Company's total revenues in 1998. The Company maximizes its premium on loan sale revenue by closely monitoring institutional purchasers' requirements and focusing on originating or purchasing the types of loans that meet those requirements and for which institutional purchasers tend to pay higher premiums. During 1998, the Company sold loans to a number of institutional purchasers. The Company's loan purchasers typically securitize the loans and sell major portions of the economic interest through mortgage backed securities.

     The Company has historically engaged in loan sales by obtaining commitments from its loan purchasers 30 to 120 days in advance of funding the loans to be purchased. These commitments are obtained through a competitive bidding process among potential purchasers who in most cases have purchased loans from the Company previously. The successful bidder is committed to a minimum quantity of loans at a determined price, and may be granted the option to purchase more than the minimum quantity at a negotiated price. The

Company continuously monitors its loan production and purchases against its unfilled purchase commitments to identify potential shortfalls or overages in loans available for delivery. As loans are funded, the Company packages them and delivers them to the purchaser on a periodic basis.

     Loan sales are made on a non-recourse basis pursuant to a purchase agreement containing customary representations and warranties regarding the underwriting criteria and the origination process. The Company, therefore, may be required to repurchase or substitute loans in the event of a breach of its representations and warranties. In addition, the Company sometimes commits to repurchase or substitute a loan if the borrower defaults on the first payment due after the loan is funded, unless other arrangements are made between the Company and the purchaser. The Company is also required in some cases to repurchase or substitute a loan if the loan documentation is alleged to contain fraudulent misrepresentations made by the borrower.

     The Company's gain on sale of loans is determined by the excess of the premiums that the Company receives over the cost of acquiring the loan. The gain on sale for each of the Company's channels of production differs due to differences in the cost of acquisition and loan fees. The cost of acquiring a broker-sourced loan includes the fees paid to the originating broker. This results in a broker-sourced loan having a lower gain on sale than a retail loan, in which no broker fees are paid. However, the cost of acquiring a retail generated loan reflects higher general and administrative expenses as compared to a broker-sourced loan. Additionally, because the originating broker typically retains all origination points and fees, the gain on sale of broker-sourced loans have substantially smaller fee components than retail generated loans. Loans originated through correspondents have a higher cost of acquisition and no fee component. Correspondent loans require little incremental general and administrative expenditures by the Company.

     The following table illustrates the historical economics of the gain on sale of loans from the Company's various channels (general and administrative expenses are not included):

                                  BROKER-SOURCED              RETAIL           CORRESPONDENT
                                    PRODUCTION              PRODUCTION           PRODUCTION
                               --------------------    --------------------    --------------
Gross sales premiums.........          4 - 6 points            4 - 6 points      4 - 6 points
Less broker fees (PYA).......          0 - 2 points                     N/A               N/A
Less purchase costs..........                   N/A                     N/A      1 - 4 points
Plus points and fees.........  40 - 60 basis points            2 - 5 points               N/A
Less capitalized direct
  origination costs..........  40 - 50 basis points    50 - 70 basis points               N/A
Net gain on sale of loans....      4 - 5 1/2 points           7 - 10 points      2 - 4 points

     During 1998, the Company's net gain on sale of loans, as a percentage of loans sold, totaled 4.87%. This represents a decrease from 5.28% in 1997 and from 4.92% in 1996. The reduction in net gain on sale resulted from a decline in the prices of subprime loans in the secondary market, negatively impacting the gross sales premiums that the Company has realized from the sale of its loans. There can be no assurance provided that the Company will be able to sell its loans at historical premiums or at the levels indicated in the above table. As a result of the recent decline in whole loan prices, the Company may consider alternatives to whole loan sales, including securitizations, depending on market conditions and available levels of whole loan executions. The Company's focus in utilizing such strategy would be to retain a positive cash flow operating model.

SERVICING

     At the time of the Reorganization, the Company entered into a sub-servicing agreement with AMC under which AMC agreed to sub-service loans originated or purchased by the Company following the Reorganization. Sub-servicing has been provided by AMC at an agreed-upon rate and with default terms comparable to industry standards. The agreement contains other customary terms and conditions. Either AMC or the Company has the right to terminate the agreement at any time upon six months' prior written notice to the other party, provided that all required approvals of investors, rating agencies and other parties have been obtained. During the third quarter of 1998, the Company and AMC modified the sub-servicing agreement to accommodate the establishment of the Company's independent servicing operations. Under the modified sub-servicing agreement, AMC no longer is required to sub-service loans originated by the Company on or after November 2, 1998, and the Company is no longer required to engage AMC to sub-service its loans.

     The Company's objective in establishing a proprietary loan servicing platform was to continue its evolution into a fully integrated mortgage banking organization. The Company's loan service function is a critical component in managing the loan collection process, generating recurring revenues, and providing full service to its customers. In developing its loan servicing operation, the Company sought seasoned professionals and a platform that was year 2000 compliant.

     In accordance with the strategic plan, the Company successfully launched an independent servicing operation in November 1998. The Company was approved as a residential subprime loan servicer by Standard & Poor's during the fourth quarter of 1998. Additionally, the Company is an approved FNMA seller/servicer and is licensed as a non-supervised mortgagee by the United States Department of Housing and Urban Development.

     At December 31, 1998, the Company was directly servicing loans with an aggregate principal balance of $546.6 million. An additional $972.9 million of loans were serviced by AMC at December 31, 1998 pursuant to the sub-servicing agreement. During January 1999, the Company transferred $550 million of loans from AMC to its own servicing operation.

TECHNOLOGY

     During the first quarter of 1998, the Company completed the development and deployment of its independent data processing center. The implementation of the data center enabled the Company to terminate the utilization of AMC's data center on March 1, 1998.

     The Company utilizes computer technology to maximize its loan originations. Most of the account executives are linked to the Company's computer systems by a wide area network. Through this network, an account executive receives daily status reports regarding pending loans so that he or she can direct efforts to those cases that require attention to complete the processing. Certain account executives, who are not on the network, receive the same data by daily fax communication. Long Beach Mortgage Company has an established internet website through which brokers can access information about the Company and its products. Brokers also can use the website to submit requests for loan prequalification. The website address is http://www.longbeachmortgage.com. Financing USA, the Company's retail lending division, also has established an internet website through which borrowers can access information about the Company's retail products and submit data to simplify the application process. Financing USA's website address is http://www.financingusa.com.

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

COMPETITION

     The Company continues to anticipate intense competition, primarily from mortgage banking companies, commercial banks, credit unions, thrift institutions and finance companies. Many of these competitors are substantially larger and have more capital resources than the Company and may have lower costs of funds than the Company. Establishing a broker-sourced loan business requires a substantially smaller commitment of capital and personnel resources compared to a direct-sourced loan business. Such relatively low barriers to entry permit potential new competitors with an easy entrance into the market, in particular, existing direct-sourced lenders who can draw upon existing branch networks and personnel in seeking to add product through broker sources.

     In the future, the Company may also face competition from, among others, government-sponsored entities who may enter the subprime mortgage market. Existing or new loan purchase programs may be expanded by FNMA, FHLMC or the Government National Mortgage Association to include subprime mortgages, particularly those in the "A-" category, which constitute a significant portion of the Company's loan production. Increased competition could have the possible effect of (i) lowering gains that may be realized on the Company's loan sales,
(ii) reducing the volume of the Company's loan originations and loan sales,
(iii) increasing the demand for the Company's experienced personnel and the potential that such personnel will be recruited by the Company's competitors, and (iv) broadening the industry standard for subprime underwriting guidelines as competitors attempt to maintain market share in the face of increased competition.

     Competition also may be affected by fluctuations in interest rates, general economic conditions, and localized economic conditions. During periods of rising interest rates, competitors that have "locked in" low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers to refinance their loans. Such "prepayment risk" may have a long-term impact affecting the Company's ability to sell its loans in the future. During economic slowdowns or recessions, the Company's borrowers may have new financial difficulties and may be receptive to offers by the Company's competitors. In addition, in periods of economic slowdown the Company may experience an increase in default rates and loss experience.

REGULATION

     The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act ("TILA") and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act of 1974, as amended ("ECOA") and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Real Estate Settlement Procedures Act of 1974, as amended ("RESPA") and Regulation X, the Home Mortgage Disclosure Act ("HMDA") and Regulation C, the Federal Debt Collection Practices Act and the Fair Housing Act, as well as other federal and state statutes and regulations affecting the Company's activities. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

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

     In October 1997, HUD issued a proposed rule which would create a qualified "safe harbor" under RESPA for lender payments to mortgage brokers (such as yield spread premiums). Under the proposal, fees paid by a lender to a mortgage broker would not be prohibited under RESPA if the broker enters into a contract with the consumer explaining the broker's relationship and total compensation. In July 1998, HUD and the Board of Governors of the Federal Reserve System delivered to Congress a joint report containing legislative proposals to reform RESPA and TILA. This report proposed an exemption from the fee restrictions of RESPA for mortgage brokers that offer a package of settlement services for mortgage loans at a guaranteed price and follow other requirements. In March 1999, HUD issued a policy statement setting forth its position on lender-paid broker compensation under RESPA. In the policy statement, HUD asserts that lender payments to mortgage brokers are not per se illegal, but rather must be analyzed on a case-by-case basis. In determining whether lender-paid compensation is permissible under RESPA, the policy statement sets forth a two-part test: (i) whether the broker actually provided compensable goods, facilities or services and (ii) whether the broker's total compensation is reasonably related to the value of the goods, facilities or services it provided. In the policy statement, HUD also stated that legislation to improve RESPA is needed and that a reform package along the lines specified in the HUD and Federal Reserve Board report remains the most effective way to resolve the legal uncertainties under that statute. It is unknown at this time whether HUD's October 1997 proposal or reform legislation will be adopted.

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

     Pursuant to the settlement agreement, the Company, as a successor to AMC's wholesale division, agreed to (i) document any price exceptions from the Company's rate sheet on broker-sourced loans, (ii) periodically review the results of its broker-sourced lending operations for its compliance with fair lending laws (but in no event shall the Company be required to disclose any documents or information therewith, including the identities of any brokers with whom it does business), (iii) retain all loan application files submitted for mortgage loans and all loan-rider documents and notices relevant to any pricing decisions until September 1999 and report to the DOJ semi-annually on compliance with the settlement agreement, and (iv) provide to brokers information about the Company's fair-lending and pricing procedures and an opportunity to participate in fair-lending training. Any failure of the Company to comply with the requirements of the DOJ settlement agreement could allow the DOJ to seek injunctive relief against the Company.

     In addition, in connection with the Company's direct-sourced mortgage lending, the Company is required to provide certain training courses for Company employees involved in direct-sourced mortgage loan pricing, use its best efforts to place mortgage loan applicants in appropriate risk classifications based on objective credit and risk-related criteria, and implement a direct-sourced mortgage loan monitoring system of mortgage loan prices. The Company believes that it is in compliance in all material respects with the settlement agreement. The Company's obligations under the settlement agreement terminate in September 1999.

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

EMPLOYEES

     As of February 28, 1999, the Company had a total of 866 employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

  Focus on Credit Impaired Borrowers May Result in Increased Delinquency Rates, Foreclosures and Losses

     The Company is a lender in the subprime mortgage banking industry, which means that the Company focuses its marketing efforts on borrowers who may be unable to obtain mortgage financing from conventional mortgage sources. Approximately 5% of the total principal amount of loans originated or purchased by the Company in 1998 were to borrowers with a Company risk classification of "D," which includes borrowers with numerous derogatory credit items up to and including a bankruptcy in the most recent twelve month period. Loans made to such borrowers may entail a higher risk of delinquency and higher default frequency than loans made to borrowers who utilize conventional mortgage sources. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Further, any material decline in real estate values increases the loan-to-value ratios of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Any sustained period of increased delinquencies, foreclosures or default after the loans are sold could adversely affect the pricing of the Company's future loan sales, the ability of the Company to sell its loans in the future, and the market value of the Company's loans held for sale.

  Loss of Funding Sources Could Adversely Affect Results of Operations

     The Company funds substantially all of the loans it originates or purchases through the Facility and other borrowings. These borrowings will be repaid with the proceeds received by the Company from selling such loans. Banks and other creditors offering financing to mortgage lenders, such as the Company, have been concerned over financial difficulties experienced by certain specialty finance companies during 1998 and 1999. These difficulties include a lack of liquidity caused by secondary market conditions and other factors and have led to the bankruptcy filings of a few mortgage lenders. As a result, mortgage warehouse lenders have been more cautious with respect to borrowings offered to mortgage lenders, especially those specializing in subprime loans. Any failure to renew or obtain adequate funding under the Facility, or other borrowings, or any substantial reduction in the size of, or prices received in, the markets for the Company's loans, could have a material adverse effect on the Company's results of operations and financial condition. In the long term, to the extent that the Company is not successful in maintaining or replacing the Facility, it would likely have to curtail its loan production activities, thereby having a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources." See "Business -- Financing and Sale of Loans -- Warehouse Financing Facility."

  Reliance on Secondary Purchasers of Loans Could Adversely Affect Results of Operations

     Gain on sales of loans generated by the Company's loan sales has represented the primary source of the Company's revenues and net income. Furthermore, the Company has relied almost entirely on proceeds from loan sales to generate cash for repayment of borrowings under the Warehouse Financing Facility. The Company has historically sold substantially all of its loan originations in the secondary market to a number of institutional purchasers. During 1998, prices received by the Company in its whole loan sale transactions declined from levels previously realized. This decline resulted in part from widening spreads in the asset-backed capital markets and excess inventory of subprime loans. There can be no assurance that the Company will be able to sell its loans in the secondary market at prices near the levels achieved during 1998 or 1997. To the extent that the Company could not successfully replace such loan purchasers or negotiate favorable terms for such loan purchases, the Company's results of operations and financial condition could be materially and adversely affected.


  Elimination of Lender Payments to Brokers Could Adversely Affect Results of Operations


     Lawsuits have been filed against several mortgage lenders, alleging that such lenders have made certain payments to independent mortgage brokers in violation of RESPA. These lawsuits have generally been filed on behalf of a purported nationwide class of borrowers alleging that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA and are therefore illegal. In a majority of these cases, courts have declined to grant class certification, holding that it is necessary to analyze the facts of each transaction to determine whether the lender-paid fee, either alone or in combination with borrower-paid fees, constitutes a reasonable payment for goods, facilities or services provided. In March 1999, HUD clarified its position on lender payments to mortgage brokers further undermining class action lawsuits alleging that all lender-paid fees are per se illegal. See "Business -- Regulation." The Company's broker compensation programs permit such payments. Although the Company believes that its broker compensation programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future new legislation, regulatory interpretations or judicial decisions may require the Company to change its broker compensation practices. Such a change may have a material adverse effect on the Company and the entire mortgage lending industry.


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

  Risk of Variations in Quarterly Operating Results


     Several factors affecting the Company's business can cause significant variations in its quarterly results of operations. In particular, variations in the volume of the Company's loan originations and purchases, the differences between the Company's costs of funds and the average interest rates of originated or purchased loans, the inability of the Company to complete significant loan sales transactions in a particular quarter, and problems generally affecting the mortgage loan industry can result in significant increases or decreases in the Company's revenues from quarter to quarter. A delay in closing a particular loan sale transaction during a particular quarter would postpone recognition of gain on sale of loans. In addition, unanticipated delays in closing a particular loan sale transaction would also increase the Company's exposure to interest rate fluctuations by lengthening the period during which its variable rate borrowings are outstanding. If the Company were unable to sell a sufficient number of its loans at a premium in a particular reporting period, the Company's revenues for such period would decline, resulting in lower net income and possibly a net loss for such period, which could have a material adverse effect on the Company's results of operations, financial condition and liquidity. See "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources."

  Risk of Competition in New Markets

     As the Company expands its retail origination and broker-sourced operations into new geographic markets, it may face competition from lenders with established positions in these locations. There can be no assurance that the Company will be able to successfully compete with such established lenders.

  Risks of Contracted Services

     The Company typically retains servicing rights upon the sale of loans originated or purchased by the Company and agrees to certain servicing performance criteria. If the Company does not meet such servicing performance criteria, the loan purchaser may terminate the servicing rights of the Company. The Company entered into an agreement with AMC pursuant to which it sub-services loans originated or purchased by the Company after the Reorganization. If AMC fails to meet the servicing performance criteria set forth in the relevant servicing agreements governing the loans, the Company's servicing rights could be terminated. Any termination of servicing rights could have a material adverse effect on the Company's results of operations and financial condition.

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

  Risks Related to Representations and Warranties in Loan Sales

     The Company engages in bulk loan sales pursuant to agreements that generally require the Company to repurchase or substitute loans in the event of: a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or first payment default on such mortgage loans.

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

  Concentration of Operations in California

     Approximately 34% of the dollar volume of loans originated or purchased by the Company during 1998 was secured by properties located in California. No other state contained properties securing more than 10% of the dollar volume of loans originated or purchased by the Company during 1998. Although the Company has a nationwide independent broker network, developing nationwide retail operations and a regional processing center network, the Company is likely to continue to have a significant amount of its loan originations and purchases in California for the foreseeable future, primarily because California represents a significant portion of the national mortgage marketplace. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. The California economy experienced a slowdown or recession in recent years that has been accompanied by a sustained decline in the California real estate market. Residential real estate market declines may adversely affect the values of the properties securing loans such that the principal balances of such loans will equal or exceed the value of the mortgaged properties. Reduced collateral value will adversely affect the volume of the Company's loans as well as the pricing of the Company's loans and the Company's ability to sell its loans. See "-- Economic Slowdown and Decline in Collateral Value May Adversely Affect Volume of Loans" and "-- Focus on Credit Impaired Borrowers May Result in Increased Delinquency Rates, Foreclosures and Losses."

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

  Ability of the Company to Implement its Growth Strategy

     The Company's growth strategy involves expanding its broker-sourced loan business through increased penetration into existing markets and expansion into new markets and growing its direct-sourced loan origination business while maintaining its customary premiums on sale, interest rate spreads and underwriting criteria. Implementation of this strategy will depend in large part on the Company's ability to (i) expand its independent mortgage broker network and its direct-sourced origination activities in markets with a sufficient concentration of borrowers meeting the Company's underwriting criteria, (ii) hire, train and retain skilled employees, (iii) continue to expand in the face of increasing competition from other mortgage lenders, and (iv) finance increased loan production with additional warehouse lines or other borrowing. There can be no assurance that the Company will be able to implement these growth strategies, or that such strategies will be effective. See "Business."

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located in Orange, California, where it leases approximately 80,600 square feet of office space. The facilities are covered by several leases that, in general, expire in 2001 and 2002, and have an option to renew for five years. The current annual rent of such space is approximately $1.5 million and the related leases provide for certain scheduled increases in annual rent. The Company also leases or subleases space for eleven Regional Processing Centers and 72 account executive field offices all in the United States.

     The Company believes its facilities are both suitable and adequate for the current business activities conducted at its existing corporate headquarters, Regional Processing Centers and account executive field offices. As part of the Company's geographic expansion, the Company anticipates leasing additional office space in the future.

ITEM 3. LEGAL PROCEEDINGS

     Although the Company is currently not a party to any material litigation it may be subject to various routine legal proceedings arising out of the ordinary course of its business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In April 1997, the Company's common stock began trading under the symbol LBFC on the Nasdaq National Market. The following table sets forth the range of high and low closing sale prices of the Company's common stock for the periods indicated:

                                                        HIGH            LOW
                                                       -------        -------
1998
Fourth Quarter.......................................  $ 8.125        $ 4.625
Third Quarter........................................   11.188          6.688
Second Quarter.......................................   14.125         10.250
First Quarter........................................   13.313          9.875

1997
Fourth Quarter.......................................  $15.063        $ 9.875
Third Quarter........................................   13.563          8.750
Second Quarter.......................................    8.875          6.500

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

     On March 5, 1999, the Company had approximately 33 stockholders of record of its common stock. The Company believes its common stock is beneficially held by more than 3,000 stockholders.

     The Company is authorized to repurchase up to 2.5 million shares of the Company's common stock through the end of September 1999 pursuant to a stock repurchase plan adopted by the Board of Directors in October 1997. During 1998, the Company used $21.2 million of available liquidity to purchase an additional

2.1 million shares of common stock. The Company has spent $24.5 million and has repurchased 2.4 million shares since the plan's inception.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                       YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         1998         1997         1996        1995       1994
                                      ----------   ----------   ----------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues............................  $  132,650   $   92,666   $   51,160   $ 31,873   $ 22,364
Expenses............................      82,618       50,833       35,188     21,912     22,328
Net earnings........................  $   30,019   $   24,644   $    9,392   $  5,792   $     22
Basic earnings per share:
  Net earnings......................  $     1.27   $     0.99          n/m        n/m        n/m
  Average number of common shares...      23,706       24,976          n/m        n/m        n/m
Diluted earnings per share:
  Net earnings......................  $     1.22   $     0.96          n/m        n/m        n/m
  Average number of common shares...      24,613       25,653          n/m        n/m        n/m
Return on average assets............       32.15%         n/m          n/m        n/m        n/m
Return on average equity............       12.94%         n/m          n/m        n/m        n/m
Loans originated and purchased......  $2,575,965   $1,685,742   $1,058,122   $592,542   $565,547
Loan sales..........................   2,521,606    1,679,522    1,029,789    580,366    562,054
G&A as a % of originations..........        2.82%        2.72%        3.29%      3.70%      3.95%
Gain on sale as a % of loans sold...        4.87%        5.28%        4.92%      5.46%      3.86%
Net earnings as a % of production...        1.17%        1.46%        0.89%      0.98%      0.00%

---------------
n/m -- Not meaningful as this includes periods prior to the initial public offering.

                                                          AS OF DECEMBER 31,
                                      ----------------------------------------------------------
                                         1998         1997         1996        1995       1994
                                      ----------   ----------   ----------   --------   --------
STATEMENT OF FINANCIAL CONDITION
  DATA:
Cash and cash equivalents...........  $   24,941   $   38,782   $       --   $     --   $     --
Loans held for sale.................      59,148       17,241       49,580     21,342     10,364
Capitalized mortgage servicing
  rights............................       9,806        3,054           --         --         --
Deferred income taxes...............      32,523       34,400        2,120        882         --
Total assets........................     328,595      248,088       79,750     24,778     12,529
Warehouse financing facility........     211,787      146,271       72,829     20,613     11,483
Total liabilities...................     228,969      157,343       78,613     23,046     13,391
Stockholders' and divisional equity
  (deficit).........................      99,626       90,745        1,137      1,732       (862)

OPERATING DATA:
States in which loans were
  originated........................          50           48           43         35         27
Account Executives at year end......         327          232          120         64         79
Independent broker relationships....      12,500       10,000        7,000      5,000      4,000
Book value per share at year-end....  $     4.41   $     3.67          n/m        n/m        n/m
Equity to Asset Ratio at year-end...       30.32%       36.58%         n/m        n/m        n/m

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

GENERAL

     The Company is a specialty finance company engaged in the business of originating, purchasing and selling subprime residential mortgage loans secured by one- to four-unit family residences. The Company's core borrower base consists of individuals who do not qualify as traditional "A" credit borrowers because their credit history, debt to income ratio or other factors do not conform to standard agency lending criteria. The Company originates loans through independent mortgage brokers and, to a lesser extent, purchases loans from mortgage companies and commercial banks. Substantially all of the Company's loan originations and purchases have been sold in the secondary market through loan sales in which the Company disposes of its economic interest in the loans for cash, except for the related servicing rights, which it has generally retained. There may be some instances when all servicing rights are sold. See "Business."

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

     Because the Reorganization was accounted for in a manner similar to a pooling of interests, the information contained within this report includes the following: (i) for the year ended December 31, 1997, combined results of operations represent activity for the Wholesale Division of AMC from January 1, 1997 through May 1, 1997 and activity for the Company from May 2, 1997 through December 31, 1997; and (ii) for the year ended December 31, 1996, results of operations represent activity solely for the Wholesale Division of AMC. All of the benefits, rights and obligations relating to the operations and net earnings of the Wholesale Division of AMC, up to the date of the Reorganization, remained with AMC.

     The financial statements of the Company, up to the date of the Reorganization, have been prepared in part from records maintained by AMC. The historical financial statements of the Company, up to the date of the Reorganization, may not necessarily be indicative of the conditions that would have existed if the Company had operated as an independent entity. The financial statements, up to the date of the Reorganization, reflect key assumptions regarding the allocation of certain revenue and expense items and certain balance sheet accounts, many of which could be material. In particular, in cases involving assets, liabilities, revenues and expenses not specifically identifiable to any particular division of AMC, certain allocations were made to reflect the operations of the Company. These allocations were based on a variety of factors which management believes provide a reliable basis for the financial statements. A summary of the revenues, expenses and net earnings for the years ended December 31, 1998, 1997 and 1996 follows:

                                                             1997
                                           ----------------------------------------
                                            WHOLESALE      THE COMPANY
                                           DIVISION OF    MAY 2 THROUGH
                                 1998          AMC        DEC. 31, 1997    COMBINED    1996
                               --------    -----------    -------------    --------   -------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.....................  $132,650      $25,772         $66,894       $92,666    $51,160
Expenses.....................    82,618       15,841          34,992        50,833     35,188
Net earnings.................    30,019        5,947          18,697        24,644      9,392
Basic earnings per share.....      1.27         0.24            0.75          0.99        n/a
Diluted earnings per share...      1.22         0.24            0.72          0.96        n/a

     The primary components of the Company's revenues are gain on sales of loans and net interest income. Gain on sales of loans consists of: (i) the excess of the cash selling price over the outstanding principal balance of the loan (the "Gross Cash Premium"), minus (ii) the fees and other compensation paid to independent mortgage brokers and other lenders, plus (iii) capitalized servicing rights, and plus (iv) points and fees received from the borrower, offset by incremental direct loan origination costs. The Gross Cash Premium plus capitalized servicing rights equals the "Gross Sales Premium." Gross Sales Premiums are affected by market conditions, loan type, credit quality, interest rate and other factors as negotiated between the Company and independent purchasers. The recorded net gain on sale of loans, as expressed as a percentage of loans sold, is the "Net Premium" realized for that period.

     Net interest income represents the difference between the interest that is earned on loans and other interest earning assets over the interest that is paid under the revolving warehouse credit facility. Net interest income can be affected by the volatility of interest rates, the level of interest earned on interest earning assets, the cost of interest on the revolving warehouse credit facility, the average amount of interest earning assets outstanding, non-performing loans and the average amount of borrowings outstanding.

     Expenses include general and administrative expenses, provisions for losses, sub-servicing costs and income tax expense. Prior to the Reorganization, certain expenses, not specifically identifiable to any particular division of AMC, were allocated to AMC's various divisions, including the Wholesale Division.

     The Company generates its loan production through three channels: broker-sourced, correspondent and consumer direct. The broker-sourced and correspondent channels comprise wholesale production and the consumer direct channel represents retail production (the "Retail Channel").

     The Company's primary channel of loan production is through its relationship with a network of approved independent mortgage brokers. The Company has established a sales force ("Account Executives") to serve as the principal contact between the Company and the independent mortgage brokers. The Company offers a variety of loan programs and products; however, all loans originated by the Company are secured by first-lien mortgages on residential properties consisting of one- to four-unit family residences. In addition the Company purchases loans on a correspondent basis from other lenders. Loan purchases totaled $296.3 million or 11.5% of production for the year ended December 31, 1998, as compared to $151.8 million or 9.0% and $32.3 million or 3.1% for the years ended December 31, 1997 and 1996, respectively. In the fourth quarter of 1997, the Company initiated its retail channel. The Company created the retail channel in order to diversify its production and to have direct interaction with borrowers at the time of origination. During 1998, the retail channel generated $59.6 million of loans.



     The following table presents the Company's loan production by channel for the years presented (in thousands):



                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Broker-sourced.................................  $2,220,096    $1,531,266    $1,026,390
Correspondent..................................     296,283       151,768        31,732
                                                 ----------    ----------    ----------
  Wholesale....................................   2,516,379     1,683,034     1,058,122
Retail.........................................      59,586         2,708            --
                                                 ----------    ----------    ----------
          Total................................  $2,575,965    $1,685,742    $1,058,122
                                                 ==========    ==========    ==========



     The Company's geographic markets are divided into various regions. Once the Company determines that the level of current and projected business from a region warrants creation of a local presence, the Company establishes a regional processing center in or near the region. At December 31, 1998 the Company had 11 regional processing centers located throughout the United States.



     The Company follows the practice of entering into forward commitments to sell its production. These forward commitments are typically made for the next 30 to 180 days of production. Prior to entering into a forward commitment, the Company evaluates prospective purchasers in order to assess their ability to fulfill the terms of the agreement. In the event that the coupon rate or margin of the loans originated and delivered to the purchaser are materially different from the terms of the forward commitment, the sales price of the loans are adjusted.



     The following table presents the Company's loan sales for the periods indicated (dollars in thousands):



                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Loan sales (principal balance).................  $2,521,606    $1,679,522    $1,029,789
Gain on sale of loans..........................     122,704        88,597        50,699
Gross Sales Premiums as a % of loans sold......       6.11%         6.47%         5.63%
Net gain on sale as a % of loans sold..........       4.87%         5.28%         4.92%



     Loan sales have been made to institutional purchasers on a nonrecourse basis pursuant to a purchase agreement containing customary representations and warranties regarding underwriting criteria and the origination process. As of December 31, 1998, the Company has not retained residual interests in the loans that it sells other than servicing rights. In the future, however, the Company may consider alternatives to whole loan sales, including securitizations, depending on market conditions and available levels of whole loan executions. The Company's focus in utilizing such a strategy would be to retain a positive cash flow operating model. In the event of a breach of a representation or a warranty, the Company may be required to repurchase or substitute a new loan. The Company may also be required to repurchase or substitute a loan if the borrower defaults on the first payment due after the loan is funded or if the loan documentation contains fraudulent misrepresentations made by the borrower. Such repurchase or substitution may result in the Company recording a reduction in the gain on sale that it previously recognized and/or a loss. The Company realizes that such repurchases are inherent in its operations and that the Company may realize a reduction in the previously recognized gain on sale or sustain a loss from such repurchases. The Company provides reserves to cover such activities that arise in connection with originating loans and subsequently selling them to investors. During 1998 the Company repurchased $81 million of loans.

RESULTS OF OPERATIONS


  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997



     During 1998, net earnings increased $5.4 million, to $30.0 million, an increase of 21.8% over $24.6 million of net earnings for the same period in 1997. The Company's net earnings per diluted share was $1.22 for the year ended December 31, 1998, an increase of 27.1% over net earnings per diluted share of $0.96 for the year ended 1997.



     The primary factors that led to the improvement in net earnings and net earnings per share during 1998 as compared to 1997 included:



     - Increased loan production. Loan production increased by $890.2 million or 52.8% to $2.6 billion during the year ended December 31, 1998 as compared to $1.7 billion for 1997.



     - Increased loan sales. Loans sold during the year ended December 31, 1998 totaled $2.5 billion, an increase of $842.1 million or 50.1% over the same period of 1997.



     - Lower effective income tax rate. The income tax rate was 40.0% during the year ended December 31, 1998 as compared to 41.1% during the same period of 1997.



     - Lower level of shares outstanding. The decline in the average number of shares outstanding positively impacted net earnings per share. The average number of diluted shares outstanding declined to 24.6 million for year ended December 31, 1998, a decline of 1.1 million shares from the same period of 1997. The primary reason for the decline in the average number of shares is due to the Company repurchasing 2.4 million shares of its common stock, pursuant to its stock repurchase program.



     Revenues. The table below presents the Company's revenues by primary component for the years indicated.



                                                             1998         1997
                                                          ----------    ---------
                                                          (DOLLARS IN THOUSANDS)
Gain on sale of loans...................................   $122,704      $88,597
Net interest income.....................................      6,787        3,354
Loan servicing and other fees on loans..................      4,922          946
Amortization of mortgage servicing rights...............     (1,763)        (231)
                                                           --------      -------
          Total revenues................................   $132,650      $92,666
                                                           ========      =======



     Total revenues increased by approximately $40.0 million or 43.2% in 1998, compared to 1997, primarily as a result of an increase in gain on sales of loans of $34.1 million or 38.5% as compared to 1997. The primary factor contributing to this increase was an increase in the amount of loans sold of 50.1% to $2.5 billion during 1998, as compared to the same period in 1997. Such increase was partially offset by a decrease in Net Premiums on the sale of loans to 4.87% during 1998, from 5.28% in 1997.



     The increase in the amount of loans sold resulted from an increase in loan originations and purchases to $2.6 billion during year ended December 31, 1998, from $1.7 billion during 1997. This trend reflects the Company's continued growth of its broker-sourced business through penetration in existing markets and expansion into new geographic markets. During 1998 the Company originated loans in all 50 states compared to 48 states in 1997. Additionally, the Company expanded its sales force to 327 at December 31, 1998, an increase of 40.9% over the level in 1997.



     The table below presents the Company's revenues by reportable segment for the years indicated. For 1997 the Company made certain estimates in order to compute the revenues by using actual results from the Reorganization date to December 31, 1997 to allocate revenues.

                                                             1998         1997
                                                          ----------    ---------
                                                          (DOLLARS IN THOUSANDS)
Broker-sourced..........................................   $106,956      $82,208
Correspondent...........................................     10,832        6,159
                                                           --------      -------
     Subtotal Wholesale.................................    117,788       88,367
                                                           --------      -------
Other...................................................     14,862        4,299
                                                           --------      -------
     Total revenues.....................................   $132,650      $92,666
                                                           ========      =======



     Gain on sale of loans increased to $122.7 million during 1998, an increase of $34.1 million over gain on sale of $88.6 million during 1997. The increase in gain on sale during 1998 is due to an increase in the amount of loans sold, partially offset by a decline in Gross Sales Premiums. The table below presents the premiums received and fees paid by the Company and such amounts expressed as a percentage of loans sold during the periods indicated.





                                                      YEAR ENDED DECEMBER 31,
                                              ----------------------------------------
                                                    1998                   1997
                                              -----------------      -----------------
                                                       (DOLLARS IN THOUSANDS)
  Gross Sales Premium.......................  $154,068     6.11%     $108,585     6.47%
  Fees paid to brokers......................   (28,682)   (1.14)%     (17,927)   (1.07)%
  Fees paid to correspondents...............    (8,194)   (0.32)%      (4,849)   (0.29)%
  Points, fees and other....................     5,512     0.22%        2,788     0.17%
                                              --------               --------
  Net Premium...............................  $122,704     4.87%     $ 88,597     5.28%
                                              ========               ========



     Net Premiums on the sale of loans decreased to 4.87% for the year ended December 31, 1998, as compared to 5.28% in 1997. The decrease is the result of lower Gross Sales Premiums, higher fees paid to brokers, and a larger volume of correspondent business.



     The table below presents the premiums received and fees paid by reportable segment of the Company and such amounts expressed as a percentage of loans sold during 1998, dollars in thousands.



                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              -----------------
BROKER-SOURCED
  Gross Sales Premium.......................................  $131,784     6.05%
  Fees paid to brokers......................................   (28,682)   (1.32)%
  Points, fees and other....................................     3,854     0.18%
                                                              --------
  Net Premium...............................................  $106,956     4.91%
                                                              ========
CORRESPONDENT
  Gross Sales Premium.......................................  $ 19,063     6.60%
  Fees paid to correspondents...............................    (8,194)   (2.84)%
  Points, fees and other....................................       (37)   (0.01)%
                                                              --------
  Net Premium...............................................  $ 10,832     3.75%
                                                              ========
RETAIL
  Gross Sales Premium.......................................  $  3,221     5.70%
  Points, fees and other....................................     1,695     3.01%
                                                              --------
  Net Premium...............................................  $  4,916     8.70%
                                                              ========



     Investor demand for the Company's loans, the level of available supply of such products and the direction of mortgage interest rates all have a direct impact on the negotiated Gross Cash Premiums. A recent decline in market pricing for subprime mortgage loans has negatively affected the Gross Cash Premiums that the Company will be able to receive on future loan sales. Planned expansion in the retail loan origination channel, however, may mitigate this impact on the Company's gain on sale since such originations do not result in any broker or correspondent fees paid. There can be no assurance provided that the Company will be able to maintain its historical level of Gross Cash Premiums and Net Premiums or that it will be able to generate sufficient volume in retail loan originations for the Retail Channel to generate profitable operations.

     Loan servicing and other fees totaled $3.2 million during 1998, net of amortization of mortgage servicing rights totaling $1.8 million. The Company generally earns an annual 50 basis points on the outstanding principal balance of each loan it services, and retains the right to receive late fees and other charges in connection with the servicing of such loans. At December 31, 1998, the outstanding balance of the servicing portfolio, including the loans sub-serviced by AMC totaled $1.5 billion. Prior to the Reorganization, all related loan servicing revenues were recognized by an affiliated division of AMC. During the third quarter, the Company and AMC modified the existing loan sub-servicing agreement, which provides the Company the right to begin servicing its loans. The Company began its independent servicing operations on November 2, 1998. As of December 31, 1998, the Company was directly servicing loans with an aggregate outstanding principal amount of $547 million.

     Net interest income totaled $6.8 million during 1998, an increase of $3.4 million compared to the same period in 1997. Such increase resulted from a higher level of average loans held for sale during the period, partially offset by a higher level of average borrowings under the revolving warehouse financing facility. During 1997 the Company began utilizing its excess liquidity to fund a portion of its loan originations. This strategy has resulted in higher levels of return on its excess liquidity and has allowed the Company the flexibility to transfer such loans to its warehouse line on a same-day basis.

     Expenses. The following table sets forth the components of the Company's expenses for the periods indicated.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                           ----------------------
                                                             1998         1997
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Compensation expense.....................................   $50,025      $32,229
Premises and equipment expenses..........................    11,487        4,141
Other general and administrative expenses................    11,039        7,206
                                                            -------      -------
Total direct expenses....................................    72,551       43,576
Allocated expenses from AMC..............................        --        2,294
                                                            -------      -------
Total general and administrative expenses................    72,551       45,870
Provision for losses.....................................     5,247        4,028
Sub-servicing costs......................................     4,820          935
                                                            -------      -------
          Total expenses.................................   $82,618      $50,833
                                                            =======      =======

     The following table presents certain data and statistics on the Company's general and administrative expenses for the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                           1998                    1997*
                                                   ---------------------   ---------------------
                                                                 % OF                    % OF
                                                   PER UNIT   PRODUCTION   PER UNIT   PRODUCTION
                                                   --------   ----------   --------   ----------
Broker-sourced...................................   $2,404       2.14%     $ 2,425       2.17%
Correspondent....................................      822       0.69          951       0.74
                                                    ------       ----      -------      -----
  Wholesale......................................    2,227       1.97        2,292       2.02
Retail...........................................    8,998       8.17       43,425      33.68
                                                    ------       ----      -------      -----
  Total Production...............................   $2,388       2.11%     $ 2,372       2.09%
                                                    ------       ----      -------      -----
Corporate support................................    1,232       1.09        1,153       1.02
                                                    ------       ----      -------      -----
Net general and administrative expenses..........   $3,188       2.82%     $ 3,080       2.72%
                                                    ======       ====      =======      =====

---------------
* 1997 Production data is from the date of the Reorganization to December 31, 1997.

     The total dollar amount of general and administrative expenses increased by $26.7 million or 58.2% to $72.6 million during 1998, compared to the same period in 1997. Additionally, the percentage of total general and administrative expense to loan production increased to 2.82% during 1998 compared to 2.72% during the same period 1997. The increase in general and administrative expenses is due to: (i) costs relating to the increase in volume of loan production, (ii) an increase in corporate infrastructure, (iii) the costs of initiating a retail production channel, and (iv) the costs of initiating a loan servicing function. During 1998 the Company added regional processing centers in Denver, Dallas, Chicago and Portland in order to support loan production.

     Compensation expense increased by $17.8 million or 55.2% to $50.0 million during 1998, compared to the same period in 1997. The primary reason for such increase is attributable to increases in commissions paid to production employees. Additionally, compensation expenses increased during 1998 as a result of the increase in corporate staff to support the infrastructure of the Company as an independent entity. The number of employees totaled 819 at December 31, 1998, versus 578 at December 31, 1997.

     Premises and equipment expenses increased by $7.3 million or 177.4% to $11.5 million during 1998, compared to the same period in 1997. Such increases reflect an increase in occupancy costs related to growth in personnel to support the increased volume of loan production, initiating a loan servicing function as well as an increase in headquarters space to support the Company's infrastructure as an independent entity since the Reorganization.

     Other general and administrative expenses increased by $3.8 million or 53.2% to $11.0 million during 1998, compared to the same period in 1997. The increase in other general and administrative expenses is primarily the result of increased infrastructure and costs incurred in support of the Company's loan production.

     Provision for losses increased to $5.2 million compared to $4.0 million for the same period in 1997. The Company provides market valuation adjustments for loans held for sale and for liabilities associated with (i) breaches of representations and warranties, (ii) first payment defaults, and (iii) repurchases of loans recorded as sold. At December 31, 1998, the Company had $3.2 million of market valuation adjustments on loans held for sale and $2.0 million of liabilities for potential repurchases of loans. Prior to the Reorganization, AMC allocated $2.8 million of provision for losses to the Wholesale Division. This allocation related to losses sustained by the Wholesale Division during April 1997 from the repurchase and sale of certain loans which were originated by the Wholesale Division in previous years.

     As more fully discussed in Note 13 to the Company's Consolidated Financial Statements, since the Reorganization, the Company has entered into an agreement with AMC pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company after the Reorganization. The Company has agreed to pay AMC a 45 basis point annual servicing fee on the outstanding principal balance of each loan sub-serviced. Such sub-servicing costs for 1998 and 1997 totaled $4.8 million and $935,000, respectively. The Company and AMC modified the sub-servicing agreement during the third quarter of 1998. The Company anticipates that its future sub-servicing cost will decline commensurate with the decline in the volume of loans serviced by the sub-servicer.

     The table below presents the Company's expenses by reportable segment for the years indicated. For 1997 the Company made certain estimates in order to compute the expenses by using actual results from the Reorganization date to December 31, 1997 to allocate expenses.

                                                            1998          1997
                                                          ---------     ---------
                                                          (DOLLARS IN THOUSANDS)
Broker-sourced..........................................   $42,673       $33,228
Correspondent...........................................     2,253         1,123
                                                           -------       -------
     Subtotal Wholesale.................................    44,926        34,351
                                                           -------       -------
Other...................................................    37,692        16,482
                                                           -------       -------
     Total Expenses.....................................   $82,618       $50,833
                                                           =======       =======

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     The Company had substantial growth during 1997 as a result of increased loan originations and purchases in both existing and new markets. Net earnings increased by $15.3 million or 162.4% to $24.6 million in 1997 from $9.4 million in 1996.

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

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
                                                             (IN THOUSANDS)
Gain on sale of loans....................................  $88,597    $50,699
Loan servicing and other fees, net.......................      715         --
Net interest income......................................    3,354        461
                                                           -------    -------
          Total revenues.................................  $92,666    $51,160
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

     Net Premiums on the sale of loans increased in 1997 as a result of higher Gross Sales Premiums negotiated on loans sold, partially offset by both higher Broker Fees paid and a reduced level of capitalized mortgage servicing rights recognized at the time of sale. Gross Cash Premiums on loans sold increased to 6.03% in 1997 compared to 4.77% in 1996, while at the same time, Broker and Correspondent Fees increased to 1.36% of loans sold compared to 0.93% in 1996. Capitalized mortgage servicing rights recognized at the time of sale dropped to 0.43% in 1997 from 0.90% in 1996, primarily due to an increase in the estimated cost to service loans resulting from the need to contract with a sub-servicer immediately following the Reorganization.

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

     Expenses. The following table sets forth the components of the Company's expenses for the periods indicated:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
                                                             (IN THOUSANDS)
Compensation.............................................  $32,229    $17,168
Premises and equipment...................................    4,141      3,870
Other general and administrative.........................    7,206      4,900
                                                           -------    -------
     Total direct expenses...............................   43,576     25,938
Allocated expenses from AMC..............................    2,294      8,900
                                                           -------    -------
     Total general and administrative....................   45,870     34,838
Provision for losses.....................................    4,028        350
Sub-servicing costs......................................      935         --
                                                           -------    -------
          Total expenses.................................  $50,833    $35,188
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

     Other general and administrative expenses increased by $2.3 million or 47.1% to $7.2 million in 1997, as compared to $4.9 million in 1996. The increase in other general and administrative expenses is primarily the result of increased infrastructure and indirect costs incurred in support of the Company's loan production. As more fully discussed in the Notes to the Company's Consolidated Financial Statements, since the Reorganization, the Company had entered into several agreements with AMC, pursuant to which AMC provided data processing, human resources and, through August 1997, mail room services to the Company. The Company has paid $1.1 million to AMC for such services during 1997 since the Reorganization. The Company has developed an internal capacity for these functions and has given AMC notice to curtail those agreements. Expenses as a percent of production may increase due to the development of those independent capabilities to replace contracted services initially being provided by AMC. In addition, the Company provided certain services to AMC, as described in Note 13 to the Company's Consolidated Financial Statements. The Company has received $440,000 from AMC for such services during 1997 since the Reorganization. The Company has received notice from AMC to curtail those services.

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

     As more fully discussed in Note 13 to the Company's Consolidated Financial Statements, since the Reorganization, the Company has entered into an agreement with AMC pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company after the Reorganization. The Company has agreed to pay AMC a 45 basis point annual servicing fee on the outstanding principal balance of each loan sub-serviced. Such sub-servicing costs in 1997 amounted to $935,000.

Income Taxes

     The effective income tax rates for 1998, 1997 and 1996 were 40.0%, 41.1% and 41.2%, respectively. Prior to the Reorganization, the Wholesale Division was not a separate legal entity for tax purposes. Because the Wholesale Division was part of AMC until the Reorganization, AMC is responsible for payment of federal and state income taxes attributable to income earned by the Wholesale Division of AMC prior to the Reorganization.

     As discussed in Note 9 to the Company's Consolidated Financial Statements, the amortization of the deferred tax asset has no impact on the Company's provision for income taxes, rather it reduces the amount of income taxes payable to the Internal Revenue Service ("IRS").

FINANCIAL CONDITION

     A substantial portion of the Company's cash and cash equivalents are maintained in accounts with its warehouse lender. The Company earns interest on these funds at a yield that approximates the 30 day reserve adjusted London Inter-Bank Offered Rate ("LIBOR"). At December 31, 1998, cash and cash equivalents included $17.5 million in funds which were borrowed from its warehouse lender for the funding of loans. Such advances were not utilized to fund loans and were repaid to the warehouse lender the following business day.

     As discussed in more detail in Liquidity and Capital Resources, the Company invests in securities which consist of high-quality, short-term securities.

     Loans held for sale totaled $59.1 million which is an increase of $41.9 million as of December 31, 1998, as compared to December 31, 1997. This increase is a result of the increase in loan origination activity during 1998. Loans held for sale is composed of recently originated loans that have not yet been presented to an investor, and/or loans that have been repurchased from investors. At December 31, 1998, $37.3 million of loans held for sale were performing in accordance with their contractual terms. The aggregate principal balance of loans held for sale at December 31, 1998 is net of a market valuation adjustment of $3.2 million. The Company believes that these loans are carried at the lower of aggregate cost or market.

     Receivable from the sales of loans represents the proceeds from the sales of loans that have not been received by the Company from the purchaser. At December 31, 1998, receivable from the sales of loans totaled $186.8 million compared to $143.1 million at December 31, 1997. Such balances normally are collected within a 30-day period from month-end. All of the proceeds related to the receivable from the sales of loans at December 31, 1998 have been collected.

     At December 31, 1998, the Company had recorded $9.8 million of capitalized servicing rights, net of amortization. Capitalized servicing rights are subject to downward valuation in the event that the market value of the servicing is lower than the recorded amounts, which typically occurs when the related loans have higher ratios of loss (charge-offs) and/or rates of prepayment than had been predicted at the time of sale.

     The warehouse financing facility increased $65.5 million over the 1997 year-end level as a result of an increase in the receivable from the sales of loans over the same comparative period and increased origination volume. Borrowings under the Facility are short-term and typically are repaid within 60 days.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $24.9 million in cash and cash equivalents at December 31, 1998 reflecting continued positive cash flows generated since the Reorganization. Prior to the Reorganization, all cash generated by the Wholesale Division of AMC was collected by AMC, and as such, cash and cash equivalents for the Company at any point prior to the Reorganization reflects a zero balance. At December 31, 1998, the Company had borrowed $17.5 million on loans which had not yet funded. These borrowings were repaid the following business day. At December 31, 1998, the Company had utilized $52.1 million of its liquidity to fund loans. Sources of cash flow include loan sales, net interest income and borrowings. Uses of cash include the funding of loan originations and purchases, repayment of borrowings and related interest expenses, operating and administrative expenses, income taxes, purchases of treasury stock, and capital expenditures.

     The Company funds its operations through its loan sales, revolving warehouse credit facility, cash reserves and net earnings. Additionally, the Company may utilize cash reserves to fund loan production in order to maximize the return on excess liquidity. The Company repays borrowings with the proceeds from loan sales. During the years ended December 31, 1998, 1997 and 1996, the Company used cash in the amount of $2.6 billion, $1.7 billion and $1.1 billion, respectively, for new loan originations and purchases. During the same periods, the Company received cash proceeds from the sale of loans of $2.5 billion, $1.7 billion and $1.0 billion, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such loans sales of $137.4 million, $96.5 million and $48.7 million, respectively, for the years ended December 31, 1998, 1997 and 1996.

     The Company has a number of sources for funding its loans: (i) a committed $300 million revolving warehouse facility provided by a syndicate of banks, (ii) an uncommitted $100 million repurchase facility, (iii) proceeds from the sale of loans, and (iv) the Company's excess liquidity. These facilities bear interest at a specified margin over one month LIBOR. The weighted average cost of funds for these facilities was 6.86% at December 31, 1998. During February 1999, the Company obtained an additional $100 million warehouse line from an investment banker. This line bears interest at LIBOR plus 1.25%. The Company's borrowing facilities have a variety of financial and compliance covenants and the Company exceeded all of these covenants at December 31, 1998.

     The Company has adopted an investment program for available liquidity. The objectives of this program are to preserve the capital of the Company while maintaining flexibility for strategic opportunities. The Company's investment strategy seeks to maximize returns within the policy's objectives.

     Pursuant to a stock repurchase plan adopted by the Board of Directors in October 1997, the Company is authorized to repurchase up to 2.5 million shares of the Company's common stock through the end of September 1999. During 1998, the Company used $21.2 million of available liquidity to purchase an additional
2.1 million shares of its common stock. The Company has spent $24.5 million and has repurchased 2.4 million shares since the plan's inception.

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

     During the third quarter of 1998, the Company entered into a forward sales contract with an investment banking firm to sell $1.3 billion of its future loan production to be delivered to the purchaser on or before March 31, 1999. At December 31, 1998, the Company had delivered $1.0 billion of loans on this commitment. The Gross Sales Premium that the Company will realize from this commitment is dependent upon the type, quality, interest rate and other terms of the loans delivered to the purchaser. Additionally the prices in secondary market for subprime mortgage have recently constricted. Excess inventory of subprime loans and widening spreads in the asset-backed capital markets have caused pricing for loans, similar to those originated by the Company, to substantially decline. There can be no assurance provided that after the expiration of its forward sales commitment, that the Company will be able to sell its loans in the secondary market at a price near levels achieved during 1998 or 1997. A material decline in such prices could have a material adverse impact on the Company's profitability and liquidity.

  Year 2000

     The Company is aware on ensuing issues involving the upcoming date change from December 31, 1999 to January 1, 2000 ("Year 2000") and the effect of such change on the Company's information systems. The Company established a task force to evaluate the internal information technology (IT) and non-IT systems that could be affected by such date change and also identified the external systems that are critical to the Company's operations. An assessment of the readiness of the Company's suppliers is ongoing.

     During 1998, the Company implemented and upgraded several of its core systems in its effort to establish fully independent operations from its predecessor company. The discontinuation of the Administrative Services Agreements was made possible by building an in-house IT infrastructure. This infrastructure was designed to be fully compliant with the Year 2000 date change. The software packages selected by the Company as part of establishing independent operations was chosen in part based on being Year 2000 compliant. This software includes the Company's accounting, treasury, human resources, payroll, and network management software. The total expenditures during 1998 related to establishing independent IT systems approximate $2.5 million, of which $1.0 million has been capitalized.

     The Company's plan for Year 2000 readiness has three phases. Phase one involves identifying and remediating the internal systems and processes that must be Year 2000 compliant. Phase one has been completed. Phase two consists of testing both the internal and external systems as a whole, and has been scheduled to be fully implemented by the end of first quarter 1999. The Company intends to test its systems throughout 1999 to ensure that system and software upgrades are fully compliant. Phase three consists of developing a contingency plan for those external systems or suppliers that are critical for the Company to operate, but are not yet Year 2000 compliant. The Company will finalize these contingency plans during the second quarter of 1999.

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



     Although the Company has taken steps to identify, evaluate and remediate its Year 2000 compliance issues, it is possible that certain of its suppliers and/or systems may not be Year 2000 compliant by January 1, 2000. These suppliers provide the Company with computer processing systems, banking and financial systems, and utility infrastructure. In the event that any of these suppliers and/or systems are not Year 2000 compliant as of January 1, 2000, the Company may be exposed to an impairment of its: (i) operations, (ii) business processes, (iii) ability to meet its financial obligations. The impairment in any of these areas could have a material adverse effect on the Company's financial condition, results of operations and liquidity. The Company is assessing these risks and is creating contingency plans intended to address such risks, and expects to have such plans in place by the end of the second quarter of 1999.



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



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



     The table below presents information about the Company's financial instruments subject to market risk at December 31, 1998 including market value and interest rate of these instruments. In addition, the table presents the expected cash flows from these instruments. The contractual terms, accounting policies, and other data concerning these instruments is disclosed in the consolidated financial statements and accompanying notes. The Company's receivable from the sales of loans and mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration and accordingly the risk is not material.



  Market Risk Sensitive    DECEMBER 31, 1998   YEAR 1    YEAR 2    YEAR 3    YEAR 4    YEAR 5    THEREAFTER
       Instruments         -----------------   -------   -------   -------   -------   -------   ----------
                                                        (DOLLARS IN THOUSANDS)
ASSETS
Loans Held for Sale(a)
  Fair Value.............       $59,148
  Weighted average
     interest rate.......         10.41%        10.41%        --        --        --        --         --
  Expected cash flows....                      $59,148   $    --   $    --   $    --   $    --    $    --
Capitalized mortgage
  servicing rights(b)
  Fair Value.............       $ 9,806
  Weighted average
     interest rate.......         14.00%        14.00%    14.00%    14.00%    14.00%    14.00%     14.00%
  Expected cash flows....                      $ 2,119   $ 2,306   $ 1,762   $ 1,204   $   814    $ 1,601



---------------


(a) See Notes 3, 6, and 15 to the consolidated financial statements for detailed information on the basis of determining fair value and for further information on this financial instrument.



(b) See Notes 3 and 5 to the consolidated financial statements for detailed information on the basis of determining fair value and for further information on this asset. The Company has provided its estimate of cashflows consistent with the assumptions that are utilized to value this asset. The interest rate for this asset represents the discount rate utilized to value the asset.

     The Company has exposure to market risk in a number of areas, including:
(1) the secondary market for subprime loans; (2) the origination market for subprime mortgages; (3) the market for residential one-to four-unit single-family real estate in those geographic regions where the Company originates loans; (4) the interest rate environment for subprime mortgages and the interest expense on the Company's borrowings; and (5) other markets risks that are discussed in Item of 1 of the 1998 Report on Form 10-K under the heading "Certain Factors and Trends Affecting the Company and Its Business", in Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources, and in Note 14 to the Company's consolidated financial statements.

     The Company manages its market risks by entering into forward sale commitments of loans 30-120 days in advance of funding the loans. At the time of the forward sales commitment, the Company estimates its expected volume of loan production and closely monitors the level of production against the amount of the unfilled purchase commitments. The objective of this strategy is to have a purchase commitment for each loan at the time of origination. The Company has sought to mitigate its exposure to regional real estate recessions by expanding its operations throughout the United States.

     During the latter part of 1998, the prices for subprime mortgages in the secondary market constricted. Excess inventories and widening spreads in the asset-backed capital markets caused the secondary market pricing for loans similar to those originated by the Company to decline. During the third quarter of 1998, the Company entered into forward sales contract with an investment banking firm to sell $1.3 billion of its future loan production to be delivered to the purchasor on or before March 31, 1999. At December 31, 1998, the Company had delivered $1.0 billion of loans on this commitment; the Company delivered the balance of the loans during the first quarter of 1999. There can be no assurance provided that the Company will be able to sell its loans in the secondary market at a price near historical levels. A material decline in such prices could have a material adverse impact on the Company's profitability and liquidity.

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

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a) 1. Financial Statements:

Consolidated Statements of Financial Condition:
  As of December 31, 1998 and 1997..........................     F-2
Consolidated Statements of Operations:
  For each of the three years in the period ended December
     31, 1998...............................................     F-3
Consolidated Statements of Stockholders' and Divisional
  Equity:
  For each of the three years in the period ended December
     31, 1998...............................................     F-4
Consolidated Statements of Cash Flows:
  For each of the three years in the period ended December
     31, 1998...............................................     F-5
Notes to the Consolidated Financial Statements:
  For each of the three years in the period ended December
     31, 1998...............................................     F-6
Independent Auditors' Report................................    F-27

     2. Exhibits

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
* 3.1      Amended and Restated Certificate of Incorporation of Long
           Beach Financial Corporation. (Incorporated by reference to
           Exhibit 3.1 to the Company's Registration Statement on Form
           S-1, Commission File No. 333-22013)
* 3.2      Bylaws of Long Beach Financial Corporation. (Incorporated by
           reference to Exhibit 3.2 to the Company's Registration
           Statement on Form S-1, Commission File No. 333-22013)
* 4.1      Specimen of the Common Stock of Long Beach Financial
           Corporation. (Incorporated by reference to Exhibit 4.1 to
           the Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.1      Administrative Services Agreement among Long Beach Mortgage
           Company, Long Beach Financial Corporation and Ameriquest
           Mortgage Company. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with
           the Securities and Exchange Commission on June 12, 1997)
*10.2      Form of Master Sub-Servicing Agreement, between Long Beach
           Mortgage Company and Ameriquest Mortgage Corporation
           Company. (Incorporated by reference to Exhibit 10.2 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.3      4/97 Senior Secured Credit Agreement, among Ameriquest
           Mortgage Corporation and Texas Commerce Bank National
           Association, as Lender and Agent. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
           Form S-1, Commission File No. 333-22013)

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
*10.4      Form of Director/Officer Indemnification Agreement.
           (Incorporated by reference to Exhibit 10.4 to the Company's
           Registration Statement on Form S-1, Commission File No.
           333-22013)
*10.5      Contribution Agreement, between Ameriquest Capital
           Corporation, Long Beach Mortgage Company, Long Beach
           Financial Corporation and Ameriquest Mortgage Corporation
           Company. (Incorporated by reference to Exhibit 10.5 to the
           Company's Quarterly Report on Form 10-Q filed with the
           Securities and Exchange Commission on June 12, 1997)
*10.6      1997 Stock Incentive Plan. (Incorporated by reference to
           Exhibit 10.6 to the Company's Registration Statement on Form
           S-1, Commission File No. 333-22013)
*10.7      Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and M. Jack
           Mayesh. (Incorporated by reference to Exhibit 10.7 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.8      Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and Edward
           Resendez. (Incorporated by reference to Exhibit 10.8 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.9      Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and Frank J.
           Curry. (Incorporated by reference to Exhibit 10.9 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.10     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and James H.
           Leonetti. (Incorporated by reference to Exhibit 10.10 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.11     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and James J.
           Sullivan. (Incorporated by reference to Exhibit 10.11 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.12     Department of Justice Settlement Agreement. (Incorporated by
           reference to Exhibit 10.12 to the Company's Registration
           Statement on Form S-1, Commission File No. 333-22013)
*10.13     Employment Agreement, between Long Beach Financial
           Corporation, Long Beach Mortgage Company and William K.
           Komperda. (Incorporated by reference to Exhibit 10.13 to the
           Company's Quarterly Report on Form 10-Q filed with the
           Securities and Exchange Commission on June 12, 1997)
*10.14     Form of Amendment to Employment Agreement, among Long Beach
           Financial Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh, Edward Resendez, Frank J. Curry, James H.
           Leonetti, and James J. Sullivan. (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form
           10-Q filed with the Securities and Exchange Commission on
           November 12, 1997)
*10.15     4/98 Amended and Restated Senior Secured Credit Agreement,
           among Long Beach Mortgage Company and Chase Bank of Texas, as Lender and Agent.
*10.16     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           M. Jack Mayesh.

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
*10.17     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           Edward Resendez.
*10.18     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           Frank J. Curry.
*10.19     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           William K. Komperda.
*10.20     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           James H. Leonetti.
*10.21     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           James J. Sullivan.
*10.22     Employment Agreement, between Long Beach Financial
           Corporation, Long Beach Mortgage Company and Elizabeth A.
           Wood.
*10.23     Supplement Agreement to Master Sub-Servicing Agreement
           between Long Beach Mortgage Company and Ameriquest Mortgage
           Company.
*10.24     Master Repurchase Agreement between Merrill Lynch Mortgage
           Capital Inc., Merrill Lynch Credit Corporation and Long
           Beach Mortgage Company.
10.25      Purchase and Sale Agreement between Salomon Brothers Realty
           Corp. and Long Beach Mortgage Company.
 27        Financial Data Schedule.

---------------
 *  Previously filed.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 26, 1999


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


                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                   /s/ M. JACK MAYESH                     Chairman of the Board of       March 26, 1999
--------------------------------------------------------  Directors and Chief Executive
                     M. Jack Mayesh                       Officer (Principal Executive
                                                          Officer)

                  /s/ EDWARD RESENDEZ                     President, Director            March 26, 1999
--------------------------------------------------------
                    Edward Resendez

                 /s/ JAMES H. LEONETTI                    Chief Financial Officer,       March 26, 1999
--------------------------------------------------------  Senior Vice President
                   James H. Leonetti                      (Principal Financial Officer)

                 /s/ DAVID E. ENGELMAN                    Director                       March 26, 1999
--------------------------------------------------------
                   David S. Engelman

                 /s/ RICHARD A. KRAEMER                   Director                       March 26, 1999
--------------------------------------------------------
                   Richard A. Kraemer

                /s/ C. STEPHEN MANSFIELD                  Director                       March 26, 1999
--------------------------------------------------------
                  C. Stephen Mansfield

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
* 3.1      Amended and Restated Certificate of Incorporation of Long
           Beach Financial Corporation. (Incorporated by reference to
           Exhibit 3.1 to the Company's Registration Statement on Form
           S-1, Commission File No. 333-22013)
* 3.2      Bylaws of Long Beach Financial Corporation. (Incorporated by
           reference to Exhibit 3.2 to the Company's Registration
           Statement on Form S-1, Commission File No. 333-22013)
* 4.1      Specimen of the Common Stock of Long Beach Financial
           Corporation. (Incorporated by reference to Exhibit 4.1 to
           the Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.1      Administrative Services Agreement among Long Beach Mortgage
           Company, Long Beach Financial Corporation and Ameriquest
           Mortgage Company. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with
           the Securities and Exchange Commission on June 12, 1997)
*10.2      Form of Master Sub-Servicing Agreement, between Long Beach
           Mortgage Company and Ameriquest Mortgage Corporation
           Company. (Incorporated by reference to Exhibit 10.2 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.3      4/97 Senior Secured Credit Agreement, among Ameriquest
           Mortgage Corporation and Texas Commerce Bank National
           Association, as Lender and Agent. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
           Form S-1, Commission File No. 333-22013)
*10.4      Form of Director/Officer Indemnification Agreement.
           (Incorporated by reference to Exhibit 10.4 to the Company's
           Registration Statement on Form S-1, Commission File No.
           333-22013)
*10.5      Contribution Agreement, between Ameriquest Capital
           Corporation, Long Beach Mortgage Company, Long Beach
           Financial Corporation and Ameriquest Mortgage Corporation
           Company. (Incorporated by reference to Exhibit 10.5 to the
           Company's Quarterly Report on Form 10-Q filed with the
           Securities and Exchange Commission on June 12, 1997)
*10.6      1997 Stock Incentive Plan. (Incorporated by reference to
           Exhibit 10.6 to the Company's Registration Statement on Form
           S-1, Commission File No. 333-22013)
*10.7      Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and M. Jack
           Mayesh. (Incorporated by reference to Exhibit 10.7 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.8      Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and Edward
           Resendez. (Incorporated by reference to Exhibit 10.8 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.9      Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and Frank J.
           Curry. (Incorporated by reference to Exhibit 10.9 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.10     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and James H.
           Leonetti. (Incorporated by reference to Exhibit 10.10 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.11     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and James J.
           Sullivan. (Incorporated by reference to Exhibit 10.11 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.12     Department of Justice Settlement Agreement. (Incorporated by
           reference to Exhibit 10.12 to the Company's Registration
           Statement on Form S-1, Commission File No. 333-22013)

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
*10.13     Employment Agreement, between Long Beach Financial
           Corporation, Long Beach Mortgage Company and William K.
           Komperda. (Incorporated by reference to Exhibit 10.13 to the
           Company's Quarterly Report on Form 10-Q filed with the
           Securities and Exchange Commission on June 12, 1997)
*10.14     Form of Amendment to Employment Agreement, among Long Beach
           Financial Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh, Edward Resendez, Frank J. Curry, James H.
           Leonetti, and James J. Sullivan. (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form
           10-Q filed with the Securities and Exchange Commission on
           November 12, 1997)
*10.15     4/98 Amended and Restated Senior Secured Credit Agreement,
           among Long Beach Mortgage Company and Chase Bank of Texas, as Lender and Agent.
*10.16     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           M. Jack Mayesh.
*10.17     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           Edward Resendez.
*10.18     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           Frank J. Curry.
*10.19     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           William K. Komperda.
*10.20     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           James H. Leonetti.
*10.21     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           James J. Sullivan.
*10.22     Employment Agreement, between Long Beach Financial
           Corporation, Long Beach Mortgage Company and Elizabeth A.
           Wood.
*10.23     Supplement Agreement to Master Sub-Servicing Agreement
           between Long Beach Mortgage Company and Ameriquest Mortgage
           Company.
*10.24     Master Repurchase Agreement between Merrill Lynch Mortgage
           Capital Inc., Merrill Lynch Credit Corporation and Long
           Beach Mortgage Company.
10.25      Purchase and Sale Agreement between Salomon Brothers Realty
           Corp. and Long Beach Mortgage Company.
 27        Financial Data Schedule.

---------------
 *  Previously filed.

                        LONG BEACH FINANCIAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Statements of Financial Condition:
  As of December 31, 1998 and 1997..........................  F-2
Consolidated Statements of Operations:
  For each of the three years in the period ended December
     31, 1998...............................................  F-3
Consolidated Statements of Stockholders' and Divisional
  Equity:
  For each of the three years in the period ended December
     31, 1998...............................................  F-4
Consolidated Statements of Cash Flows:
  For each of the three years in the period ended December
     31, 1998...............................................  F-5
Notes to the Consolidated Financial Statements:
  For each of the three years in the period ended December
     31, 1998...............................................  F-6
Independent Auditors' Report................................  F-27

                        LONG BEACH FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Cash and cash equivalents...................................  $ 24,941    $ 38,782
Investment securities available for sale....................        --       3,793
Loans held for sale (Note 6)................................    59,148      17,241
Receivable from the sales of loans..........................   186,786     143,088
Premises and equipment, net (Note 4)........................     4,824       3,620
Deferred income taxes, net (Note 9).........................    32,523      34,400
Capitalized mortgage servicing rights (Note 5)..............     9,806       3,054
Prepaid expenses and other assets...........................    10,567       4,110
                                                              --------    --------
          Total assets......................................  $328,595    $248,088
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Warehouse financing facility (Note 7).......................  $211,787    $146,271
Accounts payable and accrued liabilities....................    17,182       8,280
Accrued income taxes payable (Note 9).......................        --       2,792
                                                              --------    --------
     Total liabilities......................................   228,969     157,343

Commitments and contingencies (Note 14).....................        --          --

Stockholders' equity (Notes 2 and 10):
Common stock, $.001 par value; 150.0 million shares
  authorized; 25.0 million shares issued: 22.6 million and
  24.7 million shares outstanding for 1998 and 1997,
  respectively..............................................        25          25
Additional paid in capital..................................    75,360      75,307
Retained earnings...........................................    48,716      18,697
Treasury stock, at cost; 2,400,682 and 300,000 shares for
  1998 and 1997, respectively...............................   (24,475)     (3,284)
                                                              --------    --------
     Total stockholders' equity.............................    99,626      90,745
                                                              --------    --------
          Total liabilities and stockholders' equity........  $328,595    $248,088
                                                              ========    ========

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                           1998       1997           1996
                                                         --------    -------         ----
REVENUES:
Gain on sale of loans..................................  $122,704    $88,597       $50,699
Interest income, net of interest expense (Note 8)......     6,787      3,354           461
Loan servicing and other fees on loans.................     4,922        946            --
Amortization of mortgage servicing rights..............    (1,763)      (231)           --
                                                         --------    -------       -------
Net operating income...................................   132,650     92,666        51,160
EXPENSES:
Compensation expense...................................    50,025     32,229        17,168
Premises and equipment expenses........................    11,487      4,141         3,870
Other general and administrative expenses..............    11,039      7,206         4,900
Corporate administrative charges (Note 1)..............        --      2,294         8,900
Provision for losses...................................     5,247      4,028           350
Sub-servicing costs (Note 13)..........................     4,820        935            --
                                                         --------    -------       -------
Total expenses.........................................    82,618     50,833        35,188
                                                         --------    -------       -------
Earnings before income taxes...........................    50,032     41,833        15,972
Provision for income taxes (Note 9)....................    20,013     17,189         6,580
                                                         --------    -------       -------
Net earnings (Note 2)..................................  $ 30,019    $24,644       $ 9,392
                                                         ========    =======       =======
Basic earnings per share (Note 11).....................  $   1.27    $  0.99    Not Applicable
                                                         ========    =======
Diluted earnings per share (Note 11)...................  $   1.22    $  0.96    Not Applicable
                                                         ========    =======

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND DIVISIONAL EQUITY

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998


                             (DOLLARS IN THOUSANDS)



                                          NUMBER OF
                                            SHARES             ADDITIONAL   DIVISIONAL
                                          OF COMMON   COMMON    PAID IN     (DEFICIT)    RETAINED   TREASURY
                                            STOCK     STOCK     CAPITAL       EQUITY     EARNINGS    STOCK      TOTAL
                                          ----------  ------   ----------   ----------   --------   --------   --------
BALANCE, JANUARY 1, 1996................               $--      $    --      $ 1,732     $    --    $     --   $  1,732
Net change in divisional deficit arising
  from intracompany transactions (Note
  1)....................................                --           --       (9,987)         --          --     (9,987)
Net earnings............................                --           --        9,392          --          --      9,392
                                          ----------   ---      -------      -------     -------    --------   --------
BALANCE, DECEMBER 31, 1996..............                --           --        1,137          --          --      1,137
Net earnings (Note 2)...................                --           --        5,947      18,697          --     24,644
Net change in divisional equity arising
  from intracompany transactions (Note
  1)....................................                --           --       (3,852)         --          --     (3,852)
Reorganization of Long Beach Financial
  Corporation (Note 1)..................  25,000,000    25       75,307       (3,232)         --          --     72,100
Purchase of treasury stock..............   (300,000)    --           --           --          --      (3,284)    (3,284)
                                          ----------   ---      -------      -------     -------    --------   --------
BALANCE, DECEMBER 31, 1997..............  24,700,000    25       75,307           --      18,697      (3,284)    90,745
Net earnings............................          --    --           --           --      30,019          --     30,019
Exercise of stock options...............       8,200    --           53           --          --          --         53
Purchase of treasury stock..............  (2,100,982)   --           --           --          --     (21,191)   (21,191)
                                          ----------   ---      -------      -------     -------    --------   --------
BALANCE, DECEMBER 31, 1998..............  22,607,218   $25      $75,360      $    --     $48,716    $(24,475)  $ 99,626
                                          ==========   ===      =======      =======     =======    ========   ========


        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Cash Flows from Operating Activities:
Net earnings........................................  $    30,019    $    24,644    $     9,392
Adjustments to reconcile net earnings to net cash
  used in operating activities:
  Depreciation and amortization of premises,
     equipment and warehouse financing facility
     issuance costs.................................        2,537          1,106          1,270
  Loans originated and purchased for sale...........   (2,575,965)    (1,685,742)    (1,058,122)
  Proceeds from sales of loans held for sale........    2,521,606      1,679,522      1,029,789
  Noncash gain recognized on capitalization of
     mortgage servicing rights......................       (8,515)        (7,259)        (9,225)
  Amortization of capitalized mortgage servicing
     rights.........................................        1,763            231             --
  Deferred income taxes.............................        1,877          2,131         (1,238)
  Changes in:
     Receivable from sales of loans.................      (43,698)      (143,872)       (25,103)
     Accounts payable and accrued liabilities.......        8,902          5,894          3,351
     Accrued income taxes payable...................       (2,792)         2,792             --
  Other.............................................        5,123         (5,018)           (91)
                                                      -----------    -----------    -----------
       Net cash used in operating activities........      (59,143)      (125,571)       (49,977)
Cash Flows from Investing Activities:
  Purchases of premises and equipment...............       (2,868)        (2,278)        (1,232)
  Purchase of investment securities available for
     sale...........................................      (26,810)      (163,869)            --
  Maturity of investment securities available for
     sale...........................................       30,602        160,094             --
                                                      -----------    -----------    -----------
       Net cash provided by (used in) investing
          activities................................          924         (6,053)        (1,232)
Cash Flows from Financing Activities:
  Net change in warehouse financing facility........       65,516        135,568         51,971
  Cash provided to AMC prior to the
     Reorganization.................................           --         (3,852)        (9,987)
  Proceeds from mortgage servicing rights
     transferred to AMC (Note 1)....................           --          3,974          9,225
  Reorganization and capitalization of LBFC (Note
     1).............................................           --         38,000             --
  Purchase of treasury stock (Note 10)..............      (21,191)        (3,284)            --
  Proceeds from exercise of stock options...........           53             --             --
                                                      -----------    -----------    -----------
       Net cash provided by financing activities....       44,378        170,406         51,209
Net increase (decrease) in cash and cash
  equivalents.......................................      (13,841)        38,782             --
  Cash and cash equivalents, beginning of the
     year...........................................       38,782             --             --
                                                      -----------    -----------    -----------
  Cash and cash equivalents, end of the year........  $    24,941    $    38,782    $        --
                                                      ===========    ===========    ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for interest on
     warehouse financing facility...................  $    12,664    $     3,524    $     2,569
  Cash paid during the year for federal and state
     income taxes...................................       20,546          8,812             --
Supplemental Disclosures of Non-Cash Activities:
  Deferred tax asset................................           --         36,000             --

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

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

     The Company has followed a strategy of selling substantially all of its loan originations in the secondary market through loan sales for cash. Prior to each fiscal quarter, the Company historically has obtained a purchase commitment from one or more loan purchasers for the volume of loans expected to be originated during such quarter.

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

     The transfer of the assets and personnel described above by AMC to the Company was treated for federal income tax purposes as a taxable sale of assets. As a result, the tax basis of the assets transferred from AMC to

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

the Company in the Reorganization was increased to their fair market value (determined by reference to the initial public offering price.) As discussed more fully in Note 9 to the Consolidated Financial Statements, such tax basis is generally expected to produce a tax benefit to the Company in future tax years. Accordingly, the Company recorded a deferred tax asset of $36.0 million (with a corresponding credit to additional paid-in capital) for the tax effect of the excess of the tax basis of the Company's assets following the Reorganization and the Offering, over their net book value.

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

     Also included in the accompanying financial statements are: (i) the results of operations for the Wholesale Division of AMC for the year ended December 31, 1996, and (ii) the cash flows of the Wholesale Division of AMC for the year ended December 31, 1996. All such information included or used in the preparation of this report has been prepared from records maintained by AMC and provided to the Company by AMC.

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

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

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

     The cash generated by the Company and collected by AMC consisted primarily of proceeds from the sales of loans of $471.0 million and $1.0 billion for the years ended December 31, 1997 and 1996, respectively. Advances by AMC on behalf of the Company consisted primarily of the cash used to pay operating expenses and fund loans. Also, AMC allocated a portion of the net borrowings under its warehouse financing facility to the Company. Cash used to fund loans was $458.9 million and $1.1 billion for the years ended December 31, 1997 and 1996, respectively.

     Total costs allocated to the Company by AMC for the years ended December 31, 1997 and 1996 were $2.3 million and $8.9 million, respectively. While the Company believes that expenses reflected in the accompanying statements of operations would not have been materially affected if it had operated as a stand alone entity, no assurance can be given that such expenses are indicative of expenses to be incurred in the future.

NOTE 2. 1997 STATEMENT OF OPERATIONS, PRESENTATION AND ANALYSIS OF PRO FORMA OPERATIONS

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

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

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

                                                                               1997
                                                          -----------------------------------------------
                                                              WHOLESALE            THE
                                                           DIVISION OF AMC       COMPANY       COMBINED
                                                          ------------------    ----------    -----------
                                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUES:
Gain on sale of loans...................................       $25,604           $62,993        $88,597
Interest income, net of interest expense................           168             3,186          3,354
Loan servicing and other fees on loans..................            --               946            946
Amortization of mortgage servicing rights...............            --              (231)          (231)
                                                               -------           -------        -------
Net operating income....................................        25,772            66,894         92,666

EXPENSES:
Compensation expense....................................         8,242            23,987         32,229
Premises and equipment expenses.........................         1,106             3,035          4,141
Other general and administrative expenses...............         1,391             5,815          7,206
Corporate administrative charges........................         2,294                --          2,294
Provision for losses....................................         2,808             1,220          4,028
Sub-servicing costs.....................................            --               935            935
                                                               -------           -------        -------
     Total expenses.....................................        15,841            34,992         50,833
                                                               -------           -------        -------
Earnings before income taxes............................         9,931            31,902         41,833
Provision for income taxes..............................         3,984            13,205         17,189
                                                               -------           -------        -------
Net earnings............................................       $ 5,947           $18,697        $24,644
                                                               =======           =======        =======
Basic net earnings per share............................       $  0.24           $  0.75        $  0.99
                                                               =======           =======        =======
Diluted net earnings per share..........................       $  0.24           $  0.72        $  0.96
                                                               =======           =======        =======
Pro forma net gain from sale of Retained Loans net of
  taxes.................................................           807                --            807
                                                               -------           -------        -------
Pro forma net earnings inclusive of gain from sale of
  Retained Loans........................................       $ 6,754           $18,697        $25,451
                                                               =======           =======        =======
Pro forma basic net earnings per share..................       $  0.27           $  0.75        $  1.02
                                                               =======           =======        =======
Pro forma diluted net earnings per share................       $  0.27           $  0.72        $  0.99
                                                               =======           =======        =======

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents -- Highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. Because of the short maturities of these instruments, the carrying amount is a reasonable estimate of fair value.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998


     Investment Securities -- The Company has adopted an investment policy which limits its investment activities to high-quality, short-term investments, largely consisting of money market mutual funds, which limit their holdings to government securities. At December 31, 1998 and 1997 the Company did not intend to hold securities to maturity, nor did it engage in trading activities, and as such, the Company's investment securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes. Gains or losses on the sales of investment securities available for sale are determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities. Quoted market prices, which approximated acquisition cost as of the balance sheet dates, are reasonable estimates of the securities' fair value.



     Loans Held for Sale -- Loans held for sale are carried at the lower of aggregate cost or market value. Loan origination fees and related direct origination costs are deferred until the related loan is sold. Market value is determined by outstanding commitments from investors, if any, or management's estimate of value that the Company could reasonably expect to obtain from a sale, that is, other than in a forced or liquidation sale of the loans on an aggregate basis.



     Provision for losses -- The Company provides market valuation adjustments for loans held for sale and for liabilities associated with (i) breaches of representations and warranties, (ii) first payment defaults, and (iii) repurchases of loans recorded as sold.



     Receivable from Sales of Loans -- Receivable from sales of loans represents proceeds due from certain sales transactions which were recorded in December 1998 and 1997. All amounts due to the Company have subsequently been collected.



     Real Estate Owned -- Real estate acquired in settlement of loans ("REO") generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by the Company in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less costs to dispose. Fair value is based on the net amount that the Company could reasonably expect to receive for the asset in a sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Included in other assets at December 31, 1998 is REO of approximately $1.5 million. The Company did not have any REO at December 31, 1997.


     Premises and Equipment -- Premises and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Useful lives generally range from three to five years. Leasehold improvements are amortized on the straight-line method over the lesser of the useful lives of the assets or the terms of the related leases.


     Income Taxes -- Deferred income tax assets and liabilities result from revenues and expenses being recognized in different time periods for financial reporting purposes than for income tax purposes. Deferred income taxes arise from temporary differences and carryforwards which are tax-effected at the enacted tax rates and subsequently adjusted for changes in tax laws and rates. For more information on the Company's deferred tax asset, see Note 9 to the Consolidated Financial Statements.



     Capitalized Mortgage Servicing Rights -- Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities," as amended by SFAS No. 127, which superseded SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.


     Under SFAS No. 125, servicing assets (the excess of benefits to be received from servicing less adequate compensation to the servicer associated with such servicing) are initially valued based on their relative fair values, if practicable, at the date of sale of the related assets. Servicing assets are required to be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income, and (b) assessment for asset impairment based on their fair values. Retroactive application of this statement was not permitted. The adoption of SFAS No. 125 did not have a material impact on the Company's operating results or financial condition.



     The Company recognizes the amortization of capitalized mortgage servicing rights as an offsetting component of revenues, against loan servicing and other fees on loans. Impairment, if it occurs, is recognized in a valuation allowance for such pool in the period of impairment. No impairment existed at December 31, 1998 or 1997.



     During 1996 and through May 1, 1997, immediately after sale of the loans, the Wholesale Division of AMC transferred its servicing rights to an affiliated division of AMC at their carrying value.



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


     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.



     Reclassifications -- Certain reclassifications have been made to conform the 1997 and 1996 consolidated financial statements to the 1998 presentation.



     Recent Accounting Developments -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for annual periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other items reported in a financial statement. The adoption of SFAS No. 130 did not have a material impact on the Company's financial statements. The Company does not have any Other Comprehensive Income and therefore Comprehensive Income equals Net Earnings.



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

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998


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


NOTE 4. PREMISES AND EQUIPMENT

     Premises and equipment at December 31 consists of the following:


                                                            1998           1997
                                                          ---------      --------
                                                          (DOLLARS IN THOUSANDS)
Furniture and equipment.................................   $ 4,503        $3,804
Leasehold improvements..................................     2,583           414
                                                           -------        ------
                                                             7,086         4,218
Less accumulated depreciation and amortization..........    (2,262)         (598)
                                                           -------        ------
                                                           $ 4,824        $3,620
                                                           =======        ======


NOTE 5. CAPITALIZED MORTGAGE SERVICING RIGHTS

     The following is a summary of capitalized mortgage servicing rights activity during the years ended December 31:


                                                  1998       1997      1996
                                                --------   --------   -------
                                                   (DOLLARS IN THOUSANDS)
Balance at January 1..........................  $  3,054   $     --   $    --
Capitalization of mortgage servicing rights...     8,515      7,259     9,225
Amortization of mortgage servicing rights.....    (1,763)      (231)       --
Transfer of mortgage servicing rights to AMC
  (Note 1)....................................        --     (3,974)   (9,225)
                                                --------   --------   -------
Balance at December 31........................  $  9,806   $  3,054   $    --
                                                ========   ========   =======
Principal balance of loans serviced by the
  Company.....................................  $546,581   $     --   $    --
Principal balance of loans serviced by
  sub-servicer................................  $972,893   $896,233   $    --



Primary assumptions utilized in determining the value of servicing rights at December 31, 1998 and 1997:



     Range of CPR 18% - 35% depending on product type


     Discount rate 14%


     Servicing fees 50 basis points



NOTE 6. LOANS HELD FOR SALE



     Loans held for sale are comprised of three types of loans: (i) loans which the Company anticipates delivering in satisfaction of its forward sale commitments, which totalled $4.5 million at December 31, 1998 (ii) other performing loans that it anticipates selling to a second tier investor outside of its forward sale commitment, and which totalled $32.8 million at December 31, 1998, (iii) non-performing loans. At December 31, 1998 and 1997 $23.9 million and $2.1 million of loans held for sale were non-performing. The Company anticipates that its expected resolution of non-performing loans may include:
(i) cure and/or sale, (ii) repayment by the borrower, (iii) negotiated settlement between the Company and borrower and,

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998


(iv) foreclosure of the related collateral by the Company. Loans held for sale are valued at the lower of aggregate cost or market value. At December 31, 1998, loans held for sale are presented net of a $3.2 million market valuation adjustment.



NOTE 7. WAREHOUSE FINANCING FACILITY



     The Company utilizes a committed warehouse financing facility funded by a national banking association and a syndicate of lenders. This facility, which commenced in April 1997, initially provided for a borrowing capacity of $200 million and was increased to $250 million in January 1998 and to $300 million in April 1998. The facility expires on April 16, 2000 and is collateralized by loans held for sale. The facility bears interest at either a fixed rate, a floating rate based on the London Interbank Offered Rate ("LIBOR") for U.S. dollar deposits, or a combination of the two, at the option of the Company.


     The following table presents data on the warehouse financing facility of the Company for the years ended December 31:


                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Weighted-average interest rate for the period......      6.91%       7.17%       7.28%
Weighted-average interest rate at the end of the
  period...........................................      6.47%       7.23%       7.25%
Weighted-average amount outstanding for the
  period...........................................  $179,457    $ 90,184    $ 97,714
Maximum amount outstanding at any month-end........  $299,535    $146,271    $170,102



     The Warehouse Financing Facility contains a number of financial covenants including: (i) the Company must maintain adjusted tangible net worth equal to at least $30 million, plus 25% of cumulative positive net earnings, (ii) delinquencies on the Company's mortgage servicing portfolio not exceed 12% and
(iii) the ratio of total liabilities to adjusted tangible net worth may not exceed 10:1. The Warehouse Financing Facility also contains other affirmative, negative and financial covenants typical of similar credit facilities. The Company was in compliance with all such covenants at December 31, 1998.



     The Company has access to a $100 million uncommitted warehouse line from an investment banking firm. The line expires in September 1999 and at December 31, 1998 the Company had no outstanding balance on this line. The maximum outstanding balance at any month-end during 1998 was $95 million. The uncommitted facility contains several financial covenants including: (i) the Company maintains tangible net worth equal to a least $35 million, and (ii) the ratio of total debt to tangible net worth may not exceed 10:1. The uncommitted facility also contains other affirmative, negative and financial covenants typical of similar credit facilities. The Company was in compliance with all of its debt covenants at December 31, 1998.



     The Company recorded interest expense related to the amortization of warehouse financing issuance costs of $901,000, $415,000, and $245,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Unamortized warehouse financing issuance costs were $157,000 and $280,000 at December 31, 1998 and 1997 respectively, and are a component of other assets on the consolidated statements of financial condition.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

NOTE 8. INTEREST INCOME, NET OF INTEREST EXPENSE

     The components of interest income, net of interest expense for the years ended December 31, are presented in the table that follows:

                                                         1998       1997       1996
                                                       --------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Interest on loans....................................  $ 19,959    $ 9,456    $ 3,275
Interest on investments..............................       947      1,036         --
                                                       --------    -------    -------
          Subtotal interest income...................    20,906     10,492      3,275
Interest expense.....................................   (14,119)    (7,138)    (2,814)
                                                       --------    -------    -------
Interest income, net of interest expense.............  $  6,787    $ 3,354    $   461
                                                       ========    =======    =======

NOTE 9. INCOME TAXES

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

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

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

     The income tax provision (benefit) consists of the following, for the years ended December 31:

                                                     1998      1997      1996
                                                    -------   -------   -------
                                                      (DOLLARS IN THOUSANDS)
Current:
  Federal.........................................  $14,725   $12,622   $ 5,895
  State...........................................    3,411     2,436     1,923
                                                    -------   -------   -------
                                                     18,136    15,058     7,818
Deferred:
  Federal.........................................    1,506       605    (1,135)
  State...........................................      371     1,526      (103)
                                                    -------   -------   -------
                                                      1,877     2,131    (1,238)
                                                    -------   -------   -------
Provision for income taxes........................  $20,013   $17,189   $ 6,580
                                                    =======   =======   =======

     The reconciliation of statutory tax rates to the Company's effective income tax rate follows, for the years ended December 31:

                                                     1998      1997      1996
                                                     ----      ----      ----
Federal income tax at statutory rates..............  35.0%     35.0%     35.0%
State taxes, net of federal tax benefits...........   5.0       6.0       7.4
Other..............................................    --       0.1      (1.2)
                                                     ----      ----      ----
                                                     40.0%     41.1%     41.2%
                                                     ====      ====      ====

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets (liabilities) are as follows, at December 31:


                                                             1998         1997
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Mark to market.........................................   $    --      $   428
  Goodwill...............................................    32,855       37,557
  Vacation accrual.......................................       300          186
  Reserves...............................................     1,182          371
  State taxes............................................        85           32
  Depreciation...........................................       323          122
                                                            -------      -------
                                                             34,745       38,696
Deferred tax liabilities:
  Deferred state taxes...................................    (2,185)      (3,690)
  Other..................................................       (37)        (606)
                                                            -------      -------
                                                             (2,222)      (4,296)
                                                            -------      -------
Deferred tax asset, net..................................   $32,523      $34,400
                                                            =======      =======



NOTE 10. STOCKHOLDERS' EQUITY



     Common Stock -- The Company is authorized to issue 150.0 million shares of $0.001 par value common stock. At December 31, 1998 and 1997, the Company had
22.6 million and 24.7 million shares outstanding, respectively.



     Common Stock Repurchase Plan -- In October 1997, the Board of Directors authorized a stock repurchase plan which permits the repurchase on the open market of up to 2.5 million shares of the Company's common stock, or 10% of the current shares outstanding, through the end of September 1999. The Company had repurchased a total of 2.4 million and 300,000 shares of stock as of December 31, 1998 and 1997 respectively, which are included in treasury stock.


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


NOTE 11. EARNINGS PER SHARE



     SFAS No. 128, Earnings per Share, requires computation of earnings per share ("EPS") using basic and diluted methodologies. Basic EPS excludes any dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

     The Company did not have independent operations through the date of the Reorganization, and all rights, benefits and obligations relating to the net earnings of the Wholesale Division up to the date of the Reorganization remained with AMC. Additionally, only one share of LBFC's common stock was issued and outstanding until the Reorganization and no shares were issued or outstanding at any time prior to 1997.

     Earnings per share data for 1997 was prepared under the assumption that the Company's 25,000,000 shares of common stock were issued and outstanding as of January 1, 1997 through December 31, 1997, less the impact of stock repurchases during the fourth quarter of 1997, and by using the common stock equivalents for all stock options issued by the Company from the Reorganization through December 31, 1997.

     A reconciliation of the numerators and denominators used in basic and diluted EPS computations for the periods indicated follows:

                                                               WHOLESALE            THE          COMBINED
                                            YEAR ENDED      DIVISION OF AMC       COMPANY       RESULTS OF
                                           DECEMBER 31,    JANUARY 1 THROUGH   MAY 2 THROUGH    OPERATIONS
                                               1998         MAY 1, 1997(A)     DEC. 31, 1997   DEC. 31, 1997
                                           -------------   -----------------   -------------   -------------
COMPUTATION OF BASIC EARNINGS PER SHARE
Net earnings available to common
  shareholder............................   $30,019,000       $ 5,947,000       $18,697,000     $24,644,000
                                            ===========       ===========       ===========     ===========
Average common shares outstanding........    23,706,357        25,000,000        24,771,135      24,975,781
                                            ===========       ===========       ===========     ===========
Basic earnings per share.................   $      1.27       $      0.24       $      0.75     $      0.99
                                            ===========       ===========       ===========     ===========

COMPUTATION OF DILUTED EARNINGS PER SHARE
Net earnings available to common
  shareholder............................   $30,019,000       $ 5,947,000       $18,697,000     $24,644,000
                                            ===========       ===========       ===========     ===========
Average common shares outstanding........    23,706,357        25,000,000        24,771,135      24,975,781
Common stock equivalents -- stock
  options................................       907,126                --           998,716         677,257
                                            -----------       -----------       -----------     -----------
Average diluted common shares............    24,613,483        25,000,000        25,769,851      25,653,038
                                            ===========       ===========       ===========     ===========
Diluted earnings per share...............   $      1.22       $      0.24       $      0.72     $      0.96
                                            ===========       ===========       ===========     ===========

---------------
(a) Represents per share data on the assumption that the Company's shares of common stock were issued and outstanding during the entire period from January 1, 1997 through May 1, 1997.

NOTE 12. EMPLOYEE BENEFITS

     Defined Contribution Plan -- The Company has a 401(k) defined contribution plan for all eligible employees. Employees may generally contribute up to 15% of qualifying compensation each year, and the Company, at its discretion, may make employer contributions to participants. Employees become vested in the Company's contribution at a rate of 20% each year, with complete vesting after five years. The Company made no contributions to the plan during 1998 or 1997 and therefore, no contribution expense was recognized. The Company's cost for the plan was not material for the years ended December 31, 1998, 1997 and 1996.

     Deferred Compensation -- The Company has established a deferred compensation plan which permits certain officers and key employees of the Company to elect to defer portions of their compensation. There was no liability related to this plan as of December 31, 1998 and 1997.

     Stock Options -- The Company's 1997 Stock Incentive Plan (the "Plan") provides for a total of 3.0 million shares for issuance. Options granted under the Plan may be incentive stock options or non-qualified stock options. The exercise price of both types of options may not be less than 100% of the fair market value of the shares on the date of grant.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

     The options issued to officers and other employees vest 20% per year over a five year period and expire on the earlier of ten years from the date of grant or thirty days after a holder's termination of service. Options issued to non-employee directors vest ratably each year over a three year period.

     The following is a summary of stock option information and weighted-average exercise prices for the Company's stock option plan as of December 31, 1998 and 1997 and changes during the years then ended are as follows:

                                                           NUMBER      PRICE
                                                          ---------    ------
Outstanding at January 1, 1997..........................         --    $   --
  Options granted.......................................  2,808,000      6.84
  Options canceled......................................    (20,000)     6.50
                                                          ---------
Outstanding at December 31, 1997........................  2,788,000    $ 6.84
                                                          =========
Outstanding at January 1, 1998..........................  2,788,000    $ 6.84
  Options granted.......................................    155,600     12.04
  Options exercised.....................................     (8,200)     6.50
  Options canceled......................................    (41,000)     8.80
                                                          ---------
Outstanding at December 31, 1998........................  2,894,000    $ 7.09
                                                          =========

     The number of options exercisable at December 31, 1998, was 550,160 with a weighted average exercise price of $6.84. There were no exercisable options at December 31, 1997.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement establishes a fair value based accounting method for stock-based compensation plans and encourages (but does not require) employers to adopt the new method in place of the provisions of APB Opinion No. 25, "Accounting for Stock Issues to Employees." The Company has elected to adopt the disclosure-only provisions of SFAS No. 123 and will, therefore, continue to account for its stock incentive plan based on the methodologies presented in APB Opinion No. 25. No compensation expense was recognized during 1998 or 1997 for options granted under the Company's stock incentive plan.

     Had compensation cost for the stock incentive plan been determined based on the fair value provisions of SFAS No. 123, pro forma net earnings and pro forma basic and diluted earnings per share for the periods indicated would have been reduced to the amounts that follow:

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                   ----------------------
                                                     1998         1997
                                                   ---------    ---------
                                                   (DOLLARS IN THOUSANDS)
Net Earnings
  As reported....................................   $30,019      $24,644
  Pro forma......................................    28,752       23,460
Basic earnings per share
  As reported....................................      1.27         0.99
  Pro forma......................................      1.21         0.94
Diluted earnings per share
  As reported....................................      1.22         0.96
  Pro forma......................................      1.17         0.91

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

     The fair value of each option grant, $3.65 and $3.60 for options granted in 1998 and 1997 respectively, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                                    ------------------
                                                     1998       1997
                                                    -------    -------
Dividend yield....................................       --         --
Expected volatility...............................     50.0%      49.4%
Risk-free interest rate...........................     5.66%      6.75%
Expected life of option...........................  5 years    5 years

NOTE 13. AGREEMENTS WITH RELATED PARTIES

     Administrative Services Agreements -- On April 28, 1997, the Company and AMC entered into an administrative services agreement under which AMC agreed to provide various services to the Company, including certain employee benefits administration services, information services and data processing functions and, through August 1997, mail room services. The agreement had a one year term from the effective date of the Reorganization, unless earlier terminated by the Company upon 30 days written notice. In February 1998, the Company terminated this agreement, effective March 1, 1998. The Company incurred charges of $250,000 and $1.1 million for the years ended December 31, 1998 and 1997, respectively, pursuant to this agreement.

     In addition, on April 28, 1997, the Company and AMC entered into a second administrative services agreement pursuant to which the Company agreed to assist AMC in selling the mortgage loans originated by AMC and provide investor coordination and information for the existing loan portfolio as well as new loan originations. The agreement had a one-year term from the effective date of the Reorganization, unless earlier terminated by AMC upon 30 days written notice. In February 1998, AMC terminated this agreement, effective March 1, 1998. The Company received $110,000 and $440,000 during the years ended December 31, 1998 and 1997, respectively, pursuant to this agreement.

     Loan Sub-servicing Agreement -- On April 28, 1997, the Company and AMC entered into a three year loan sub-servicing agreement pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company after the Reorganization. Sub-servicing activities include collecting and remitting loan payments, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions. The agreement provides that either party has the right to terminate the agreement effective at any time after November 2, 1998, upon six months prior written notice to the other party. During the third quarter of 1998, the Company and AMC modified the existing loan sub-servicing agreement, which provided the Company the right to begin its servicing operations, on November 2, 1998. The Company has incurred charges of $4.8 million and $935,000 during the years ended December 31, 1998 and 1997, respectively, pursuant to this agreement. The balance of the sub-serviced loan portfolio at December 31, 1998 and 1997 totaled $972.9 million and $896.2 million, respectively. In January 1999, the Company transferred $550 million of loans from the subservicer to its own servicing operation.

     Income Taxes -- In connection with the Reorganization, AMC agreed to indemnify and hold the Company harmless from any tax liability attributable to periods ending on or before the Reorganization. For periods ending after the Reorganization, the Company pays its tax liability directly to the appropriate taxing authorities.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

     The agreements between the Company and AMC were developed in the context of a related party relationship and, therefore, may not necessarily reflect the same business terms as might have been obtained in arm's length negotiations between independent parties.


NOTE 14. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK



     Leases -- The Company's operations are conducted from leased facilities located in various areas of the United States. These leases have clauses which provide for increases in rent based on increases in the cost of living index and options for renewal. Rental expense for the years ended December 31, 1998, 1997 and 1996 was $2.9 million, $1.7 million and $1.4 million, respectively.



     The future minimum lease payments are as follows (in thousands):



Year ending December 31:
  1999......................................................  $2,845
  2000......................................................   2,510
  2001......................................................   2,040
  2002......................................................   1,110
  2003......................................................     222
                                                              ------
                                                              $8,727
                                                              ======



     The Company routinely enters into noncancelable lease agreements for furniture and equipment used in the normal course of business. The following table sets forth the minimum lease obligations under lease commitments in effect at December 31, 1998:



                                            CAPITALIZED   OPERATING   TOTAL
                                            -----------   ---------   ------
                                                 (DOLLARS IN THOUSANDS)
Year ending December 31:
  1999....................................     $170        $1,733     $1,903
  2000....................................      170         1,342      1,512
  2001....................................      111           446        557
  2002....................................       46            17         63
  2003....................................        2            --          2
                                               ----        ------     ------
                                                499         3,538      4,037
Less amounts representing interest........      (66)           --        (66)
                                               ----        ------     ------
                                               $433        $3,538     $3,971
                                               ====        ======     ======



     The capital lease obligations are included in accrued liabilities in the accompanying consolidated statements of financial condition. As of December 31, 1998, the net book value of furniture and equipment under capital lease was $411,000.


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

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

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

     The Company had commitments to fund loans of $460.2 million and $331.0 million at December 31, 1998 and 1997, respectively. The Company's loan purchase commitments totaled $54.3 million and $19.7 million at December 31, 1998 and 1997, respectively. The Company has entered into forward loan sale contracts under which it has committed to deliver $1.3 billion in loans, with the related commitment expiration dates varying from February 28, 1999 through March 31, 1999. At December 31, 1998, the Company had delivered $1.0 billion of loans on this commitment.

  Contingencies

     In September 1996, AMC entered into a settlement agreement with the U.S. Department of Justice ("DOJ") arising out of a DOJ investigation and complaint which alleged that AMC during the period from January 1991 through June 1994 charged certain African-American, Hispanic, female and older borrowers more than younger, white male borrowers in violation of fair lending laws. AMC denied all allegations in the complaint and all claims of discrimination. AMC also disputed the validity of the statistical analysis relied upon by the DOJ as the principal basis for its claims and further maintained that the DOJ theories of liability regarding broker-sourced lending were legally insupportable. Nonetheless, to avoid costly, protracted litigation, AMC agreed to establish a $3 million fund to reimburse up to 1,200 borrowers identified by the DOJ as the maximum number of individuals who may have been affected by the alleged fair lending violations. AMC asserted that the better solution to the issues raised by the DOJ was an intensive national effort in consumer education and industry-wide initiatives directed at employee and broker education and training. For this reason, AMC also agreed to contribute an additional $1 million (payable over 3 years) to fund consumer education programs in conjunction with civil rights groups. AMC has established all funds required by the settlement agreement. Pursuant to the settlement agreement, the Company, as successor to AMC, has agreed to (i) document any price exceptions from the Company's rate sheet on broker-sourced loans, (ii) periodically review the results of its broker-sourced lending operations for its compliance with fair lending laws but in no event shall the Company be required to disclose any documents or information therewith, including the identities of any brokers with who it does business,
(iii) retain all loan application files submitted for mortgage loans and all loan-rider documents and notices relevant to any pricing decisions until September 1999 and report to the DOJ semi-annually on compliance with the settlement agreement and (iv) provide to brokers information about the Company's fair-lending and pricing procedures and an opportunity to participate in fair-lending training.

     While the Company believes it is in compliance with the broker-sourced provisions of the settlement agreement, there can be no assurance that the DOJ will not take a contrary position in the future and seek to compel compliance by the Company. The Company was allocated $1,065,000 in 1996, of the settlement costs on the basis of the portion of the settlement pertaining to broker-sourced loans, as stipulated in the settlement agreement, which is included in other expenses in the accompanying consolidated statement of operations.

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

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

     The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

  Concentrations of Risk

     The Company funds substantially all of the loans which it originates or purchases through borrowings under the warehouse financing facility (see Note 7) and internally generated funds. These borrowings are in turn repaid with the proceeds received by the Company from selling such loans. Any failure to renew or obtain adequate funding under those warehouse financing facilities, or other borrowings, or any substantial reduction in the size of or pricing in the markets for the Company's loans, could have a material adverse effect on the Company's consolidated results of operations and financial condition. To the extent that the Company is not successful in maintaining or replacing existing financing, it would have to curtail its loan production activities, thereby having a material adverse effect on the Company's consolidated results of operations and financial condition.

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

     Approximately 33.8% and 34.4% of the dollar volume of loans originated or purchased by the Company were secured by properties located in California for the years ended December 31, 1998 and 1997, respectively. No other state contained properties securing more than 10% of the dollar volume of loans originated or purchased by the Company during the years ended December 31, 1998 and 1997. Although the Company has a nationwide independent broker network and regional processing center network, the Company is likely to continue to have a significant amount of its loan originations and purchases in California for the foreseeable future, primarily because California represents a significant portion of the national mortgage marketplace. Consequently, the Company's results of operations and financial condition are dependent upon the general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the values of properties securing loans such that the principal balances of such loans will equal or exceed the value of the mortgaged properties. Reduced collateral value will adversely affect the volume of the Company's loans as well as the pricing of the Company's loans and the Company's ability to sell its loans.

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

     The Company has historically sold substantially all of its loan originations in the secondary market to a limited number of institutional purchasers. There can be no assurance that such purchasers of the Company's loans will continue to purchase loans or be willing to purchase loans under terms which such purchasers have historically purchased the Company's loans. To the extent that the Company could not successfully replace

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

such loan purchasers or negotiate favorable terms for such loan purchasers, the Company's consolidated results of operations and financial condition could be materially adversely affected. Additionally, the secondary market for subprime loans is volatile and prices for subprime loans have been depressed, particularly since the beginning of the fourth quarter of 1998. In the event that the secondary market for the Company's loans remains in a depressed state, the sales premiums that the Company has historically received from the sale of its loans may not be achievable. Such a decrease in pricing could have a material adverse effect on the Company's profitability, liquidity and operating performance.

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

     Lawsuits have been filed against several mortgage lenders, alleging that such lenders have made certain payments to independent mortgage brokers in violation of RESPA. These lawsuits have generally been filed on behalf of a purported nationwide class of borrowers alleging that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA and are therefore illegal. In a majority of these cases, courts have declined to grant class certification, holding that it is necessary to analyze the facts of each transaction to determine whether the lender-paid fee, either alone or in combination with borrower-paid fees, constitutes a reasonable payment for goods, facilities or services provided. In March 1999, HUD clarified its position on lender payments to mortgage brokers further undermining class action lawsuits alleging that all lender-paid fees are per se illegal. See "Business -- Regulation." The Company's broker compensation programs permit such payments. Although the Company believes that its broker compensation programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future new legislation, regulatory interpretations or judicial decisions may require the Company to change its broker compensation practices. Such a change may have a material adverse effect on the Company and the entire mortgage lending industry.

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998


NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS


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

     The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31 (dollars in thousands):


                                                             1998                     1997
                                                    ----------------------   ----------------------
                                                    CARRYING    ESTIMATED    CARRYING    ESTIMATED
                                                     AMOUNT     FAIR VALUE    AMOUNT     FAIR VALUE
                                                    --------    ----------   --------    ----------
Assets:
  Cash and cash equivalents.....................    $ 24,941     $ 24,941    $ 38,782     $ 38,782
  Investment securities available for sale......    $     --     $     --    $  3,793     $  3,793
  Loans held for sale...........................    $ 59,148     $ 59,148    $ 17,241     $ 17,429
  Receivable from the sales of loans............    $186,786     $186,786    $143,088     $143,088
Liabilities:
  Warehouse financing facility..................    $211,787     $211,787    $146,271     $146,271
Off-Balance sheet unrealized gains (losses):
  Loan origination commitments..................    $     --     $     --    $     --     $     --



     Because of the short maturities of cash and cash equivalents, management believes that their carrying amount is a reasonable estimate of fair value. The estimated fair value of investment securities available for sale is based upon quoted market prices. The estimated fair value of loans held for sale is determined by outstanding commitments from investors, if any, or management's estimate of value that the Company could reasonably expect to obtain from a sale, that is, other than in a forced or liquidation sale of the loans on an aggregate basis. Due to their short turnover rate, management believes that the carrying amount of receivable from the sales of loans is a reasonable estimate of fair value. Warehouse financing facility is valued at par as management believes that the terms of the warehouse financing facility represent current market rates.


     The fair value of loan origination commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparts.


     The fair value estimates are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.



NOTE 16. SEGMENT AND RELATED INFORMATION



     The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way a company reports information about its operating segments. The Company has two reportable operating segments: Broker-sourced and Correspondent.



     The summarized financial information concerning the Company's reportable segments is shown in the following table. "Other" represents corporate administration, the retail segment, and other related items and

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998


results of ancillary operations. The Company made certain estimates in order to compute revenues and expenses by reportable segment. Prior to the Reorganization date in 1997, and for 1996, the Company utilized actual results from the Reorganization date to December 31, 1997 to allocate revenues and expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies described in Note 3.



                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Revenues:
  Broker-sourced...............................  $  106,956    $   82,208    $   47,175
  Correspondent................................      10,832         6,159         3,524
                                                 ----------    ----------    ----------
     Subtotal Wholesale........................     117,788        88,367        50,699
  Other........................................      14,862         4,299           461
                                                 ----------    ----------    ----------
          Total Revenues.......................  $  132,650    $   92,666    $   51,160
                                                 ==========    ==========    ==========
Expenses:
  Broker-sourced...............................  $   42,673    $   33,228    $   22,273
  Correspondent................................       2,253         1,123           235
                                                 ----------    ----------    ----------
          Subtotal Wholesale...................      44,926        34,351        22,508
  Other........................................      37,692        16,482        12,680
                                                 ----------    ----------    ----------
          Total Expenses.......................  $   82,618    $   50,833    $   35,188
                                                 ==========    ==========    ==========






Earnings (Loss) Before Income Taxes:
  Broker-sourced...............................  $   64,283    $   48,980    $   24,902
  Correspondent................................       8,579         5,036         3,289
                                                 ----------    ----------    ----------
     Subtotal Wholesale........................      72,862        54,016        28,191
  Other........................................     (22,830)      (12,183)      (12,219)
                                                 ----------    ----------    ----------
          Earnings before income taxes.........  $   50,032    $   41,833    $   15,972
                                                 ==========    ==========    ==========
Net Earnings (Loss):
  Broker-sourced...............................  $   38,570    $   28,854    $   14,643
  Correspondent................................       5,147         2,967         1,934
                                                 ----------    ----------    ----------
     Subtotal Wholesale........................      43,717        31,821        16,577
  Other........................................     (13,698)       (7,177)       (7,185)
                                                 ----------    ----------    ----------
          Net Earnings.........................  $   30,019    $   24,644    $    9,392
                                                 ==========    ==========    ==========
Loan Production:
  Broker-sourced...............................  $2,220,096    $1,531,266    $1,026,390
  Correspondent................................     296,283       151,768        31,732
                                                 ----------    ----------    ----------
     Subtotal Wholesale........................   2,516,379     1,683,034     1,058,122
  Other........................................      59,586         2,708            --
                                                 ----------    ----------    ----------
          Total Production.....................  $2,575,965    $1,685,742    $1,058,122
                                                 ==========    ==========    ==========
Assets:
  Broker-sourced...............................  $   53,270    $   15,491
  Correspondent................................       6,832           755
                                                 ----------    ----------
     Subtotal Wholesale........................      60,102        16,246
  Other........................................     268,493       231,842
                                                 ----------    ----------
          Total Assets.........................  $  328,595    $  248,088
                                                 ==========    ==========

                        LONG BEACH FINANCIAL CORPORATION

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

NOTE 16. SELECTED QUARTERLY DATA (UNAUDITED)

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1998
Gain on sale of loans...............................  $23,925    $31,630    $31,098    $36,051
Net interest income.................................    1,370      1,666      1,996      1,755
Net operating income................................   25,861     34,102     34,298     38,389
General and administrative expenses.................   14,491     19,183     18,426     20,451
Provision for losses................................    1,400      1,000      1,100      1,747
Sub-servicing costs.................................      646      1,138      1,542      1,494
Earnings before income taxes                            9,324     12,781     13,230     14,697
Net earnings........................................  $ 5,410    $ 7,408    $ 8,257    $ 8,944
Basic earnings per share:
  Net earnings......................................  $  0.22    $  0.31    $  0.35    $  0.40
  Average number of common shares...................   24,498     24,236     23,506     22,607
Diluted earnings per share:
  Net earnings......................................  $  0.21    $  0.29    $  0.34    $  0.39
  Average number of common and equivalent shares....   25,674     25,478     24,433     22,767

YEAR ENDED DECEMBER 31, 1997
Gain on sale of loans...............................  $17,238    $19,941    $24,829    $26,589
Net interest income.................................      472        145      1,151      1,586
Net operating income................................   17,710     20,104     26,200     28,652
General and administrative expenses.................    9,639      9,581     11,947     14,703
Provision for losses................................      438      2,490        500        600
Sub-servicing costs.................................       --         46        294        595
Earnings before income taxes........................    7,633      7,987     13,459     12,754
Net earnings........................................  $ 4,568    $ 4,872    $ 7,859    $ 7,345
Basic earnings per share:
  Net earnings......................................  $  0.18    $  0.19    $  0.31    $  0.29
  Average number of common shares...................   25,000     25,000     25,000     24,904
Diluted earnings per share:
  Net earnings......................................  $  0.18    $  0.19    $  0.30    $  0.28
  Average number of common and equivalent shares....   25,000     25,310     26,075     26,126

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Long Beach Financial Corporation:

     We have audited the accompanying consolidated statements of financial condition of Long Beach Financial Corporation and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' and divisional equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Long Beach Financial Corporation and subsidiary as of December 31, 1998 and 1997, the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

DELOITTE & TOUCHE LLP

Costa Mesa, California
January 25, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
* 3.1      Amended and Restated Certificate of Incorporation of Long
           Beach Financial Corporation. (Incorporated by reference to
           Exhibit 3.1 to the Company's Registration Statement on Form
           S-1, Commission File No. 333-22013)
* 3.2      Bylaws of Long Beach Financial Corporation. (Incorporated by
           reference to Exhibit 3.2 to the Company's Registration
           Statement on Form S-1, Commission File No. 333-22013)
* 4.1      Specimen of the Common Stock of Long Beach Financial
           Corporation. (Incorporated by reference to Exhibit 4.1 to
           the Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.1      Administrative Services Agreement among Long Beach Mortgage
           Company, Long Beach Financial Corporation and Ameriquest
           Mortgage Company. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with
           the Securities and Exchange Commission on June 12, 1997)
*10.2      Form of Master Sub-Servicing Agreement, between Long Beach
           Mortgage Company and Ameriquest Mortgage Corporation
           Company. (Incorporated by reference to Exhibit 10.2 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.3      4/97 Senior Secured Credit Agreement, among Ameriquest
           Mortgage Corporation and Texas Commerce Bank National
           Association, as Lender and Agent. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
           Form S-1, Commission File No. 333-22013)
*10.4      Form of Director/Officer Indemnification Agreement.
           (Incorporated by reference to Exhibit 10.4 to the Company's
           Registration Statement on Form S-1, Commission File No.
           333-22013)
*10.5      Contribution Agreement, between Ameriquest Capital
           Corporation, Long Beach Mortgage Company, Long Beach
           Financial Corporation and Ameriquest Mortgage Corporation
           Company. (Incorporated by reference to Exhibit 10.5 to the
           Company's Quarterly Report on Form 10-Q filed with the
           Securities and Exchange Commission on June 12, 1997)
*10.6      1997 Stock Incentive Plan. (Incorporated by reference to
           Exhibit 10.6 to the Company's Registration Statement on Form
           S-1, Commission File No. 333-22013)
*10.7      Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and M. Jack
           Mayesh. (Incorporated by reference to Exhibit 10.7 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.8      Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and Edward
           Resendez. (Incorporated by reference to Exhibit 10.8 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.9      Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and Frank J.
           Curry. (Incorporated by reference to Exhibit 10.9 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
*10.10     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and James H.
           Leonetti. (Incorporated by reference to Exhibit 10.10 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.11     Employment Agreement, between Long Beach Financial
           Corporation, Ameriquest Mortgage Corporation and James J.
           Sullivan. (Incorporated by reference to Exhibit 10.11 to the
           Company's Registration Statement on Form S-1, Commission
           File No. 333-22013)
*10.12     Department of Justice Settlement Agreement. (Incorporated by
           reference to Exhibit 10.12 to the Company's Registration
           Statement on Form S-1, Commission File No. 333-22013)
*10.13     Employment Agreement, between Long Beach Financial
           Corporation, Long Beach Mortgage Company and William K.
           Komperda. (Incorporated by reference to Exhibit 10.13 to the
           Company's Quarterly Report on Form 10-Q filed with the
           Securities and Exchange Commission on June 12, 1997)
*10.14     Form of Amendment to Employment Agreement, among Long Beach
           Financial Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh, Edward Resendez, Frank J. Curry, James H.
           Leonetti, and James J. Sullivan. (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form
           10-Q filed with the Securities and Exchange Commission on
           November 12, 1997)
*10.15     4/98 Amended and Restated Senior Secured Credit Agreement,
           among Long Beach Mortgage Company and Chase Bank of Texas, as Lender and Agent.
*10.16     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           M. Jack Mayesh.
*10.17     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           Edward Resendez.
*10.18     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           Frank J. Curry.
*10.19     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           William K. Komperda.
*10.20     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           James H. Leonetti.
*10.21     Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           James J. Sullivan.
*10.22     Employment Agreement, between Long Beach Financial
           Corporation, Long Beach Mortgage Company and Elizabeth A.
           Wood.
*10.23     Supplement Agreement to Master Sub-Servicing Agreement
           between Long Beach Mortgage Company and Ameriquest Mortgage
           Company.
*10.24     Master Repurchase Agreement between Merrill Lynch Mortgage
           Capital Inc., Merrill Lynch Credit Corporation and Long
           Beach Mortgage Company.
 10.25     Purchase and Sale Agreement between Salomon Brothers Realty
           Corp. and Long Beach Mortgage Company.
 27        Financial Data Schedule.

---------------
 *  Previously filed.