Form 10-Q
period 1999-03-31
LONG BEACH FINANCIAL CORP
filed 1999-05-07
CIK 1034011

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     As of May 7, 1999, registrant had outstanding 22,609,618 shares of Common Stock.

================================================================================

                        LONG BEACH FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                  TO FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.  Financial Statements
         Consolidated Statements of Financial Condition as of March
         31, 1999 (Unaudited) and December 31, 1998..................    3

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 1999 and 1998 (Unaudited)...................    4

         Consolidated Statements of Stockholders' Equity for the
         Three Months Ended March 31, 1999 (Unaudited)...............    5

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1999 and 1998 (Unaudited)...................    6

         Notes to the Consolidated Financial Statements for the Three
         Months Ended March 31, 1999 and 1998 (Unaudited)............    7

Item 2.  Management's Discussion and Analysis of Financial Condition,
         Results of Operations, Liquidity and Capital Resources......   11

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   21

         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   22

Item 2.  Changes in Securities.......................................   22

Item 3.  Defaults Upon Senior Securities.............................   22

Item 4.  Submission of Matters to a Vote of Securities Holders.......   22

Item 5.  Other Information...........................................   22

Item 6.  Exhibits and Reports on Form 8-K............................   22

         (a) Exhibits................................................   22

         (b) Reports on Form 8-K.....................................   23

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        LONG BEACH FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................   $ 32,741        $ 24,941
Loans held for sale.........................................     61,496          59,148
Receivable from the sales of loans..........................    193,635         186,786
Premises and equipment, net.................................      4,931           4,824
Deferred income taxes, net..................................     31,923          32,523
Capitalized mortgage servicing rights.......................     12,744           9,806
Servicing advances..........................................      8,646           3,546
Real estate acquired through foreclosure....................      2,499           1,470
Prepaid expenses and other assets...........................      7,517           5,551
                                                               --------        --------
          Total assets......................................   $356,132        $328,595
                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facility................................   $230,896        $211,787
Accounts payable and accrued liabilities....................     14,601          17,182
Accrued income taxes payable................................      4,523              --
                                                               --------        --------
          Total liabilities.................................    250,020         228,969
Stockholders' equity:
Common stock, $.001 par value; 150.0 million shares
  authorized; 25.0 million shares issued; 22.6 million
  shares outstanding for 1999 and 1998......................         25              25
Additional paid-in capital..................................     75,375          75,360
Retained earnings...........................................     55,187          48,716
Treasury stock, at cost: 2,400,982 shares for 1999 and
  1998......................................................    (24,475)        (24,475)
                                                               --------        --------
          Total stockholders' equity........................    106,112          99,626
                                                               --------        --------
          Total liabilities and stockholders' equity........   $356,132        $328,595
                                                               ========        ========

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
REVENUES:
Gain on sale of loans.......................................  $31,877    $23,925
Interest income, net of interest expense (Note 5)...........    1,120      1,370
Loan servicing and other fees on loans......................    2,066        763
Amortization of mortgage servicing rights...................   (1,148)      (197)
                                                              -------    -------
Net operating income........................................   33,915     25,861
EXPENSES:
Compensation expense........................................   14,349     10,372
Premises and equipment expenses.............................    3,235      2,179
Other general and administrative expenses...................    2,629      1,940
Provision for losses........................................    1,762      1,400
Sub-servicing costs.........................................    1,064        646
                                                              -------    -------
          Total expenses....................................   23,039     16,537
                                                              -------    -------

Earnings before income taxes................................   10,876      9,324
Provision for income taxes..................................    4,405      3,914
                                                              -------    -------
Net earnings................................................  $ 6,471    $ 5,410
                                                              =======    =======
Basic earnings per share (Note 4)...........................  $  0.29    $  0.22
                                                              =======    =======
Diluted earnings per share (Note 4).........................  $  0.28    $  0.21
                                                              =======    =======

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                      NUMBER OF
                                      SHARES OF             ADDITIONAL
                                        COMMON     COMMON    PAID-IN     RETAINED   TREASURY
                                        STOCK      STOCK     CAPITAL     EARNINGS    STOCK      TOTAL
                                      ----------   ------   ----------   --------   --------   --------
THREE MONTHS ENDED MARCH 31, 1999:
Balance, January 1, 1999............  22,607,218    $25      $75,360     $48,716    $(24,475)  $ 99,626
Net earnings........................          --     --           --       6,471          --      6,471
Exercise of stock options...........       2,400     --           15          --          --         15
                                      ----------    ---      -------     -------    --------   --------
Balance, March 31, 1999.............  22,609,618    $25      $75,375     $55,187    $(24,475)  $106,112
                                      ==========    ===      =======     =======    ========   ========

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings................................................  $   6,471    $   5,410
Adjustments to reconcile net earnings to net cash used in
  operating activities:
  Depreciation and amortization of premises, equipment and
     warehouse financing facility issuance costs............        741          507
  Loans originated and purchased for sale...................   (752,254)    (491,058)
  Proceeds from sales of loans held for sale................    742,004      482,444
  Noncash gain recognized on originated mortgage servicing
     rights.................................................     (4,086)        (704)
  Amortization of mortgage servicing rights.................      1,148          197
  Changes in:
     Receivable from the sales of loans.....................     (6,849)      32,082
     Accounts payable and accrued liabilities...............     (2,581)        (115)
     Accrued income taxes payable...........................      5,123       (1,007)
     Servicing advances.....................................     (5,100)        (262)
  Other.....................................................      4,667        2,155
                                                              ---------    ---------
     Net cash (used in) provided by operating activities....    (10,716)      29,649
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of premises and equipment.......................       (608)      (1,311)
  Maturities of investment securities available for sale....         --            1
                                                              ---------    ---------
     Net cash used in investing activities..................       (608)      (1,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in warehouse financing facility................     19,109      (33,755)
  Purchase of treasury stock................................         --       (3,000)
  Proceeds from exercise of stock options...................         15           --
                                                              ---------    ---------
     Net cash provided by (used in) financing activities....     19,124      (36,755)
Net increase (decrease) in cash.............................      7,800       (8,416)
Cash and cash equivalents, beginning of the period..........     24,941       41,074
                                                              ---------    ---------
Cash and cash equivalents, end of the period................  $  32,741    $  32,658
                                                              =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest on warehouse
     financing facility.....................................  $   3,069    $   2,591
  Cash paid during the period for federal and state income
     taxes..................................................        639        4,783

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

NOTE 1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

  Description of the Business

     Long Beach Financial Corporation ("LBFC"), through its wholly-owned subsidiary, Long Beach Mortgage Company ("LBMC"), (collectively, the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling subprime residential mortgage loans secured by one- to four-unit family residences. The Company's core borrower base consists of individuals who do not qualify for traditional "A" credit because their credit histories, debt to income ratios or other factors do not conform to standard agency lending criteria. The Company originates loans through independent mortgage loan brokers, correspondents and through its retail operations.

     The Company has followed a strategy of selling substantially all of its loan originations in the secondary market through whole loan sales for cash. Prior to each fiscal quarter, the Company historically has obtained a purchase commitment from one or more loan purchasers for the volume of loans expected to be originated during such quarter. The Company has continued to evaluate and execute sales strategies that produce the highest quality of earnings.

  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimated. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to current period presentation. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1999.

     The consolidated financial statements and notes to the consolidated financial statements, along with management's discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's recent filing on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 1998.

NOTE 2. AGREEMENTS WITH RELATED PARTIES

     Loan Sub-servicing Agreement -- On April 28, 1997, the Company and Ameriquest Mortgage Company ("AMC") entered into a three-year loan sub-servicing agreement pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company. Sub-servicing activities include collecting and remitting loan payments, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions. The agreement provides that either party has the right to terminate the agreement effective at any time after November 2, 1998, upon six months prior written notice to the other party. During the third quarter of 1998, the Company and AMC modified the loan sub-servicing agreement to accommodate the launch of the Company's indepen-

                        LONG BEACH FINANCIAL CORPORATION

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

dent servicing operation, in November 1998. The Company has incurred charges of $1.1 million and $646,000 during the three months ended March 31, 1999 and 1998, respectively, pursuant to this agreement. The outstanding principal balance of the sub-serviced loan portfolio at March 31, 1999 and 1998 totaled $380 million and $923 million, respectively.

NOTE 3. COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for annual periods beginning after December 15, 1997. This statement defines comprehensive income as the total of all components of comprehensive income, including net income and other comprehensive income. The term "other comprehensive income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income items are classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. All components of comprehensive income shall be reported in the financial statements in the period in which they are recognized; however, if there are no items of other comprehensive income in any period presented, then comprehensive income is not required to be reported for that period. During the three months ended March 31, 1999, and 1998, there were no items of other comprehensive income.

NOTE 4. EARNINGS PER SHARE

     A reconciliation of the numerators and denominators used in basic and diluted EPS computations for the periods indicated follows:

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                1999            1998
                                                            ------------    ------------
COMPUTATION OF BASIC EARNINGS PER SHARE
Net Earnings available to common shareholders.............  $ 6,471,000     $ 5,541,000
                                                            ===========     ===========
Average common shares outstanding.........................   22,608,685      24,498,375
                                                            ===========     ===========
Basic earnings per share..................................  $      0.29     $      0.22
                                                            ===========     ===========
COMPUTATION OF DILUTED EARNINGS PER SHARE
Net Earnings available to common shareholders.............  $ 6,471,000     $ 5,410,000
                                                            ===========     ===========
Average common shares outstanding.........................   22,608,685      24,498,375
Common stock equivalents -- stock options.................      707,604       1,175,133
                                                            -----------     -----------
Average diluted common shares.............................   23,316,289      25,673,508
                                                            ===========     ===========
Diluted earnings per share................................  $      0.28     $      0.21
                                                            ===========     ===========

                        LONG BEACH FINANCIAL CORPORATION

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

NOTE 5. INTEREST INCOME, NET OF INTEREST EXPENSE

     The components of interest income, net of interest expense for the periods indicated, are presented in the table that follows (dollars in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Interest on loans...........................................  $ 3,810    $ 3,638
Interest on investments.....................................      390        359
                                                              -------    -------
     Subtotal interest income...............................    4,200      3,997
                                                              -------    -------
Interest expense............................................   (3,080)    (2,627)
                                                              -------    -------
Interest income, net of interest expense....................  $ 1,120    $ 1,370
                                                              =======    =======

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for annual periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet adopted SFAS 133. The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operations and cash flows.

NOTE 7. SEGMENT AND RELATED INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way a company reports information about its operating segments. The Company has three reportable operating segments: broker-sourced, correspondent lending and loan servicing.

                        LONG BEACH FINANCIAL CORPORATION

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

     Financial information concerning the Company's reportable segments is shown in the following table. "Other" represents corporate administration, retail lending, and other related items and results of ancillary operations. Dollars in thousands).

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                1999           1998
                                                              ---------    ------------
Revenues:

  Broker-sourced............................................  $ 27,249       $ 21,810
  Correspondent.............................................     3,389          1,434
                                                              --------       --------
    Subtotal Wholesale......................................    30,638         23,244
  Loan servicing............................................     2,256            720
  Other.....................................................     1,021          1,897
                                                              --------       --------
         Total Revenues.....................................  $ 33,915       $ 25,861
                                                              ========       ========
Expenses:
  Broker-sourced............................................  $ 10,415       $  8,575
  Correspondent.............................................       645            441
                                                              --------       --------
    Subtotal Wholesale......................................    11,060          9,016
  Loan servicing............................................     1,786            646
  Other.....................................................    10,193          6,875
                                                              --------       --------
         Total Expenses.....................................  $ 23,039       $ 16,537
                                                              ========       ========
Earnings (Loss) Before Income Taxes:
  Broker-sourced............................................  $ 16,834       $ 13,235
  Correspondent.............................................     2,744            993
                                                              --------       --------
    Subtotal Wholesale......................................    19,578         14,228
  Loan servicing............................................       470             74
  Other.....................................................    (9,172)        (4,978)
                                                              --------       --------
         Earnings before income taxes.......................  $ 10,876       $  9,324
                                                              ========       ========
Net Earnings (Loss):
  Broker-sourced............................................  $ 10,016       $  7,679
  Correspondent.............................................     1,633            576
                                                              --------       --------
    Subtotal Wholesale......................................    11,649          8,255
  Loan servicing............................................       280             43
  Other.....................................................    (5,458)        (2,888)
                                                              --------       --------
         Net Earnings.......................................  $  6,471       $  5,410
                                                              ========       ========
Loan Production:
  Broker-sourced............................................  $639,432       $440,541
  Correspondent.............................................    93,590         41,348
                                                              --------       --------
    Subtotal Wholesale......................................   733,022        481,889
  Other.....................................................    19,232          9,169
                                                              --------       --------
         Total Loan Production..............................  $752,254       $491,058
                                                              ========       ========

                                                              MARCH 31,    DECEMBER 31,
                   AS OF DATES PRESENTED:                       1999           1998
                   ----------------------                     ---------    ------------
Assets:
  Broker-sourced............................................  $ 56,861       $ 53,270
  Correspondent.............................................     6,897          6,832
                                                              --------       --------
    Subtotal Wholesale......................................    63,758         60,102
  Other*....................................................   292,374        268,493
                                                              --------       --------
         Total Assets.......................................  $356,132       $328,595
                                                              ========       ========

---------------
* Includes loan servicing as the amounts are immaterial.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

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

     The following table presents the Company's loan originations and purchases and loan sales for the periods indicated (dollars in thousands):

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Loan originations and purchases:
  Broker-sourced............................................  $639,432    $440,541
  Correspondent.............................................    93,590      41,348
                                                              --------    --------
     Wholesale..............................................   733,022     481,889
  Retail-sourced............................................    19,232       9,169
                                                              --------    --------
  Total loan originations and purchases.....................  $752,254    $491,058
                                                              ========    ========
Loan sales..................................................  $742,004    $482,444
                                                              --------    --------

     The Company's primary channel of loan production is through its relationship with a network of approved independent mortgage brokers. The Company has established a sales force ("Account Executives") to serve as the principal contact between the Company and the independent mortgage brokers. Financing USA, the Company's retail division, offers loan products directly to borrowers, which are identical to those offered to independent brokers. These products are marketed through direct mail, telemarketing, media advertising and the internet. The Company offers a variety of loan programs and products; however, all loans originated by the Company are secured by first-lien mortgages on residential properties consisting of one- to four-unit family residences.

     The following table presents the Company's loan production and weighted average interest rate for the periods indicated (dollars in thousands):

                                                     THREE MONTHS ENDED MARCH 31,
                                                --------------------------------------
                                                      1999                 1998
                                                -----------------    -----------------
Fixed rate loans..............................  $154,323    10.20%   $104,574    10.15%
Fixed/adjustable rate loans...................   563,220     9.71%    274,658     9.70%
Six-month adjustable rate loans...............    34,711     8.61%    111,826     8.94%
                                                --------             --------
          Total loan production...............  $752,254     9.76%   $491,058     9.62%
                                                ========             ========

     During the first quarter of 1999, approximately $479.5 million or 63.7% of the Company's loan production was made for the purpose of refinancing existing mortgage debt or the real property collateral. In $351.3 million of these refinancings, the respective borrowers received cash to pay-off other debts and to be used for other purposes. The average loan-to-value ratio was 77.0% on loans originated and purchased during the first quarter of 1999.

     The Company's geographic markets are divided into various regions. Once the Company determines that the level of current and projected business from a region warrants creation of a local presence, the Company establishes a regional processing center in or near the region. At March 31, 1999, the Company had 11 regional processing centers serving its 19 regional teams.

     The following table presents loan production by state for the five states with the highest volume and all others for the periods indicated (dollars in thousands):

                                                     THREE MONTHS ENDED MARCH 31,
                                                --------------------------------------
                                                      1999                 1998
                                                -----------------    -----------------
                                                            % OF                 % OF
                    STATE                        AMOUNT     TOTAL     AMOUNT     TOTAL
                    -----                       --------    -----    --------    -----
California....................................  $254,788     33.9%   $163,949     33.4%
Colorado......................................    55,080      7.3      36,808      7.5
Michigan......................................    40,843      5.4      24,699      5.0
Texas.........................................    40,484      5.4      23,742      4.8
Florida.......................................    33,761      4.5      29,098      5.9
All others....................................   327,298     43.5     212,762     43.4
                                                --------    -----    --------    -----
                                                $752,254    100.0%   $491,058    100.0%
                                                ========    =====    ========    =====

     The Company follows the practice of periodically entering into forward commitments to sell its loan production. These forward commitments are typically made for the next 30 to 120 days of production. Prior to entering into a forward commitment, the Company evaluates prospective purchasers in order to assess their ability to fulfill the terms of the agreement. In the event the weighted average coupon margin or other characteristics of the loans produced and delivered to the purchaser are materially different from the terms of the forward commitment, the sales price of the loans will be adjusted accordingly. Additionally, in the event the Company does not deliver the contract volume of loans, the Company may be required to pay the purchaser a pair-off fee.

     Loan sales are made to institutional purchasers on a non-recourse basis pursuant to a purchase agreement containing customary representations and warranties regarding underwriting criteria and the origination process. Historically, the Company has not retained residual interests in the loans that it sells other than servicing rights. Loans which, in the opinion of the Company, meet the conditions of the forward sales commitment are delivered to the purchaser and recorded as sold on a periodic basis. In the event that such loans are subsequently determined to be in noncompliance with the terms of the forward sales commitment or breach of a representation or a warranty, the Company may be required to repurchase the loan or substitute a new loan. The Company may also be required to repurchase or substitute a loan if the borrower defaults on the first payment due after the loan is funded or if the loan documentation contains fraudulent misrepresentations made by the borrower. The Company realizes that such repurchases are inherent in its operations and that the

Company may realize a reduction in the previously recognized gain on sale or sustain a loss from such repurchases. The Company provides allowances for losses in anticipation of such events that arise in connection with originating loans and subsequently selling them to investors.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     During the three months ended March 31, 1999, net earnings increased to $6.5 million, an increase of $1.1 million or 19.6% over $5.4 million of net earnings for the same period in 1998. The Company's net earnings per diluted share was $0.28 for the quarter ended March 31, 1999, an increase of 33.3% over the first quarter of 1998.

     The primary factors that led to the improvement in net earnings and net earnings per share recorded during the three months ended March 31, 1999, as compared to the same period in 1998, include:

     - Increased loan production. Loan production increased by $261.2 million or 53.2% to $752.3 million during the three months ended March 31, 1999, as compared to the same period of 1998.

     - Increased loan sales. Loans sold during the three months ended March 31, 1999 totaled $742.0 million, an increase of $259.6 million or 53.8% over the same period of 1998.

     - Lower effective income tax rate. The Company's provision for income taxes declined to 40.5% as a percentage of earnings before income taxes during the first quarter of 1999 as compared to 41.2% during the same period of 1998.

     - Lower level of shares outstanding. The decline in the average number of shares outstanding positively impacted net earnings per share. The average number of diluted shares outstanding declined to 23.3 million for the three months ended March 31, 1999, a decline of 2.4 million shares from the same period of 1998. The primary reason for the decline in the average number of shares is due to the Company repurchasing 2.4 million shares of its common stock, pursuant to its stock repurchase program.

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicate (dollars in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Gain on sale of loans.......................................  $31,877    $23,925
Interest income, net of interest expense....................    1,120      1,370
Loan servicing and other fees on loans......................    2,066        763
Amortization of mortgage servicing rights...................   (1,148)      (197)
                                                              -------    -------
          Total revenues....................................  $33,915    $25,861
                                                              =======    =======

     Total revenues during the three months ended March 31, 1999 increased by $8.1 million or 31.1%, compared to same period in 1998, primarily as a result of an increase in gain on sales of loans of $8.0 million or 33.2% for the same comparative periods. Such increase was partially offset by a decrease in Net Premiums on the sale of loans to 4.3% during the three months ended March 31, 1999, from 4.96% during the same period in 1998.

     The table below presents the Company's revenues by reportable segment for the periods indicated (dollars in thousands).

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Broker-sourced..............................................  $27,249    $21,810
Correspondent...............................................    3,389      1,434
                                                              -------    -------
  Subtotal Wholesale........................................   30,638     23,244
Loan servicing..............................................    2,256        720
Other.......................................................    1,021      1,897
                                                              -------    -------
          Total Revenues....................................  $33,915    $25,861
                                                              =======    =======

     The increase in loan sales resulted from an increase in loan originations and purchases to $752.3 million during the three months ended March 31, 1999, from $491.1 million during the same period in 1998. This trend reflects the Company's continued growth of its broker-sourced business through penetration in existing markets and expansion into new geographic markets. During the three months ended March 31, 1999, the Company originated loans in all 50 states compared to 49 states and districts during the same period in 1998. Additionally, the Company expanded its sales force to 325 at March 31, 1999, an increase of 36% over the level at March 31, 1998.

     Net Premiums as a percent of loans sold decreased to 4.30% during the first quarter of 1999, as compared to 4.96% during the same period in 1998. The table below represents the components of Net Premium (dollars in thousands and such amounts expressed as a percentage of loan sales for the period):

                                                    THREE MONTHS ENDED MARCH 31,
                                           ----------------------------------------------
                                                   1999                     1998
                                           ---------------------    ---------------------
                                                         % OF                     % OF
                                                      LOAN SALES               LOAN SALES
                                                      ----------               ----------
Gross Sales Premiums.....................  $39,213       5.28%      $29,827       6.18%
Fees paid to brokers.....................   (7,090)     (0.95)       (5,680)     (1.19)
Premiums paid to correspondents..........   (1,997)     (0.27)       (1,144)     (0.24)
Points, fees and other...................    1,751       0.24           922       0.21
                                           -------                  -------
Net Premiums.............................  $31,877       4.30%      $23,925       4.96%
                                           =======                  =======

     The table below presents the premiums received and fees paid by reportable segment of the Company and such amounts expressed as a percentage of loans sold during the periods (dollars in thousands).

                                                      THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------
                                                        1999                1998
                                                  ----------------    ----------------
BROKER-SOURCED
Gross Sales Premiums............................  $33,138     5.26%   $26,769     6.15%
Fees paid to brokers............................   (7,090)   (1.12)%   (5,685)   (1.30)%
Points, fees and other..........................    1,201     0.18%       726     0.16%
                                                  -------             -------
Net Premium.....................................  $27,249     4.32%   $21,810     5.01%
                                                  =======             =======
CORRESPONDENT
Gross Sales Premiums............................  $ 5,381     5.83%   $ 2,586     6.74%
Fees paid to correspondents.....................   (1,997)   (2.16)%   (1,139)   (2.96)%
Points, fees and other..........................        5       --        (13)   (0.04)%
                                                  -------             -------
Net Premium.....................................  $ 3,389     3.67%   $ 1,434     3.74%
                                                  =======             =======
RETAIL-SOURCED
Gross Sales Premiums............................  $   694     3.56%   $   472     5.16%
Points, fees and other..........................      545     2.79%       209     2.29%
                                                  -------             -------
Net Premium.....................................  $ 1,239     6.35%   $   681     7.45%
                                                  =======             =======

     Loan servicing and other fees totaled $2.1 million during the three months ended March 31, 1999. Amortization of mortgage servicing rights totaling $1.1 million and $0.2 million during the first quarter of 1999 and 1998, respectively. The Company generally earns an annual servicing fee of 50 basis points on the outstanding principal balance of each loan it services, and retains the right to receive late fees and other charges in connection with the servicing of such loans. At March 31, 1999, the outstanding balance of the servicing portfolio totaled $2.2 billion, which includes $1.8 billion of loans directly serviced and $380 million of loans serviced by the Company's subservicer. The cost of the Company's loan servicing operation is a component of general and administrative expenses and the cost of sub-servicing is presented as a separate line item on the statement of operations.

     Net interest income totaled $1.1 million during the first quarter of 1999, a decrease of $250,000 compared to the same period in 1998. Such decrease resulted from (i) a higher level of interest expense related to advances under the revolving warehouse financing facility and (ii) a higher level of interest expense related to the financing of delinquent loans held for sale.

     Expenses. The following table sets forth the components of the Company's expenses for the periods indicated (dollars in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Compensation expense........................................  $14,349    $10,372
Premises and equipment expenses.............................    3,235      2,179
Other general and administrative expenses...................    2,629      1,940
                                                              -------    -------
          Total general and administrative expenses.........   20,213     14,491
Provision for losses........................................    1,762      1,400
Sub-servicing costs.........................................    1,064        646
                                                              -------    -------
          Total expenses....................................  $23,039    $16,537
                                                              =======    =======

     The following table presents certain data and statistics on the Company's total general and administrative expenses by segment before allocation of corporate support, for the periods indicated.

                                                       THREE MONTHS ENDED MARCH 31,
                                         --------------------------------------------------------
                                                    1999                          1998
                                         --------------------------    --------------------------
                                         PER UNIT OF        % OF       PER UNIT OF        % OF
                                          PRODUCTION     PRODUCTION     PRODUCTION     PRODUCTION
                                         ------------    ----------    ------------    ----------
Broker-sourced.........................     $1,734          1.57%        $ 1,908          1.73%
Correspondent..........................        801          0.64           1,124          0.92
                                            ------          ----         -------          ----
  Subtotal Wholesale...................      1,627          1.45           1,847          1.66
Retail-sourced.........................      7,222          5.82          11,749          8.58
                                            ------          ----         -------          ----
          Total Production.............     $1,756          1.56%        $ 1,998          1.79%
Loan servicing(1)......................        108          0.10              --            --
Corporate support......................      1,146          1.02           1,301          1.16
                                            ------          ----         -------          ----
Net general and administrative
  expenses.............................     $3,016          2.69%        $ 3,300          2.95%
                                            ======          ====         =======          ====

---------------
(1) The Company commenced loan servicing segment in November 1999.

     Broker-sourced expenses including allocated corporate support as a percentage of broker-sourced production totaled 2.56% during the first quarter of 1999 as compared to 3.08% during the first quarter of 1998. Correspondent expenses and allocated corporate support, as a percentage of correspondent production total 0.98% during the first quarter of 1999 as compared to 1.66% during the same period of 1998. Wholesale general and administrative expenses, including allocated corporate support as a percentage of production was 2.37% compared to 2.74% for the same period of 1998. The costs of loan servicing as a percent of the average amount of outstanding principal serviced was 0.12% during the first quarter of 1999 or $128 per average unit serviced.

     The total dollar amount of general and administrative expenses increased during the three months ended March 31, 1999, compared to the same period in 1998. Total general and administrative expenses, however, expressed as a percentage of production decreased to 2.69%, compared to 2.95% for the three months ended March 31, 1998.

     Compensation expense increased by 38.3% during the first quarter of 1999, compared to the same period in 1998. The primary reason for such increase is growth in the number of employees resulting from the Company's expansion of its loan production capabilities and additional staff related to the loan servicing. The number of employees totaled 866 at March 31, 1999, up from 601 at March 31, 1998. The increase in compensation expense is also attributable to increases in commissions paid to production employees. Both the growth in the number of employees and the increased commissions are primarily related to increased loan production during the three months ended March 31, 1999 compared to the same period in 1998. At March 31, 1999, the Company had 43 employees assigned to the loan servicing division.

     Premises and equipment expenses increased by 48.5% during the first quarter of 1999, compared to the same period in 1998. Such increases reflect an increase in occupancy costs related to growth in personnel forces to support the regional processing centers due to increased loan production, the newly formed loan servicing division, as well as an increase in headquarters space to support the Company.

     Other general and administrative expenses increased by 35.5% during the first quarter of 1999, compared to the same period in 1998. The increase in other general and administrative expenses is primarily the result of increased corporate infrastructure including the operations of the newly formed loan servicing division and costs incurred in support of the Company's loan production.

     Provision for losses increased to $1.8 million for the three months ended March 31, 1999, as compared to $1.4 million in 1998. The Company provides market valuation allowances for loans held for sale and for liabilities associated with
(i) breaches of representations and warranties, (ii) first payment defaults, and
(iii) repurchases of loans recorded as sold. At March 31, 1999, the Company had $4.4 million of market valuation allowances on loans held for sale and $2.1 million of liabilities for potential repurchases of loans.

     As more fully discussed in Note 2 to the Company's Consolidated Financial Statements, the Company had entered into an agreement with AMC pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company and subsequently sold servicing-retained to an investor prior to November 1998. The Company has agreed to pay AMC a 45 basis point annual servicing fee on the outstanding principal balance of each loan sub-serviced. Such sub-servicing costs for the three months ended March 31, 1999 and 1998 totaled $1.1 million and $646,000, respectively.

     The table below presents the Company's total expenses by reportable segment for the periods indicated, (dollars in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Broker-sourced..............................................  $10,415    $ 8,575
Correspondent...............................................      645        441
                                                              -------    -------
  Subtotal Wholesale........................................   11,060      9,016
Loan servicing..............................................    1,786        646
Other.......................................................   10,193      6,875
                                                              -------    -------
          Total Expenses....................................  $23,039    $16,537
                                                              =======    =======

     The Company allocates specific provisions for losses to each respective segment. Unallocated provisions are included in Other. Sub-servicing costs are allocated to the Loan servicing segment. Corporate support is allocated to the Other category.

     Income Taxes. During the first quarter of 1998, the Company engaged its external tax advisors to perform a study on its state income tax filing methodologies and to assist with the filing of its initial state income tax returns in those states where the Company had significant operations. Prior to the completion of this analysis, the Company estimated its combined income tax rate to be 42%. The study was completed during the third quarter of 1998 and indicated that the Company's actual income tax expense should be approximately 40% to 41%. Applying the lower effective annual tax rate to the Company's 1999 operations resulted in the Company's income tax expense declining to 40.5% from 41.2% of pre-tax earnings during the first quarter of 1999 compared to the same period in 1998.

FINANCIAL CONDITION

     A substantial portion of the Company's cash and cash equivalents are maintained in an account with its warehouse lender. The Company earns interest on these funds at a yield that approximates the 30 day reserve adjusted London Inter-Bank Offered Rate ("LIBOR"). At March 31, 1999, cash and cash equivalents included $13.3 million in funds which were borrowed from its warehouse lender for the funding of loans. Such borrowings were not needed and were repaid to the warehouse lender the following business day.

     Loans held for sale increased by $2.3 million as of March 31, 1999, as compared to December 31, 1998, reflecting the continuing increase in loan origination activity. As of March 31, 1999, $31.6 million of loans held for sale were delinquent 31 days or more. Loans held for sale are valued at the lower of their historical cost basis or market value, determined on an aggregate basis. At March 31, 1999, the Company's market valuation allowance on loans held for sale totaled $4.4 million.

     Receivable from the sales of loans represents the proceeds from the sales of loans that have not been received by the Company from the purchaser. At March 31, 1999, receivable from the sales of loans totaled $193.6 million compared to $186.8 million at December 31, 1998. Such balances normally are collected within a 30-day period from month-end. As of May 1, 1999, all proceeds related to the receivable from the sales of loans at March 31, 1999 had been collected.

     At March 31, 1999, the Company had recorded $12.7 million of capitalized mortgage servicing rights. The Company, in its capacity as a master servicer, has contracted with a sub-servicer, AMC, to provide loan servicing in exchange for an annual fee of 45 basis points on the outstanding principal balance of each loan sub-serviced. When the Company sells its loans, it typically retains approximately 50 basis points of servicing. Additionally, the Company generally retains the right to receive late fees and other charges in connection with the servicing of the loans. Capitalized mortgage servicing rights are subject to downward valuation in the event that the market value of the servicing is lower than the recorded amounts, which typically occurs when the related loans have higher ratios of loss (charge-offs) and/or rates of prepayment than had been predicted at the time of sale.

     Warehouse financing facility increased $19.1 million over the 1998 year-end level as a result of an increase in the receivable from the sales of loans over the same comparative period, and increased utilization of the facility rather than cash.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $32.7 million in cash and cash equivalents at March 31, 1999. The Company has historically generated positive cash flow. Sources of cash include loan sales, net interest income and borrowings. Uses of cash include the funding of loan originations and purchases, repayment of borrowings and related interest expenses, operating and administrative expenses, income taxes and capital expenditures.

     The Company funds its lending operations through its revolving warehouse credit facility under which it borrows money to finance the origination and purchase of loans. Additionally, the Company may utilize cash reserves to fund loan production in order to maximize the return on excess liquidity. The Company repays borrowings with the proceeds from loan sales. During the three months ended March 31, 1999 and 1998, the Company used cash in the amount of $752.3 million and $491.1 million, respectively, for new loan originations and purchases. During the same periods, the Company received cash proceeds from the sale of loans of $742.0 million and $482.4 million, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such loans sales of $33.1 million and $28.0 million, respectively, for the three months ended March 31, 1999 and 1998.

     The Company has three primary sources of funding (i) a committed $325 million revolving warehouse facility provided by a syndicate of banks, led by Chase Bank of Texas, (ii) $200 million of uncommitted repurchase facilities, and
(iii) the Company's excess liquidity. These facilities have a variety of financial and compliance covenants and the Company exceeded all of these covenants at March 31, 1999. These facilities bear interest at a specified margin over one month LIBOR. The weighted average cost of funds for these facilities was 6.33% at March 31, 1999. During the first quarter of 1999, the Company increased its warehouse funding capacity by $125 million. At March 31, 1999, the Company had utilized $37.1 million of its excess liquidity to fund loans.

     The Company believes that sufficient cash from operations and borrowings will be generated to fund operations. However, the Company's ability to continue to originate and purchase loans is dependent in large part upon its ability to sell the loans at a premium in order to generate cash proceeds to repay borrowings under the warehouse financing facility, thereby creating borrowing capacity to fund new originations and purchases. The value of and market for the Company's loans are dependent upon a number of factors, including the loan-to-value ratios and interest rates on the loans, general economic conditions, interest rates and government regulations. Adverse changes in such factors may affect the Company's ability to sell loans for acceptable prices within a reasonable period of time. A prolonged, substantial reduction in the size of the secondary market for loans of the type originated or purchased by the Company may adversely affect the Company's ability to sell loans in the secondary market with a consequent adverse impact on the Company's results of operations, financial condition and ability to fund future originations and purchases.

     The secondary market for subprime mortgage has declined and current market prices for subprime loans are substantially lower than those reported by the Company during recent quarters. Excess product and low demand has caused pricing for loans, similar to those originated by the Company, to substantially decline. There can be no assurance provided, that the Company will be able to sell its loans in the secondary market at a price near recent levels. A material decline in such prices could have a material adverse impact on the Company's results of operations and liquidity.

YEAR 2000

     The Company is aware on ensuing issues involving the upcoming date change from December 31, 1999 to January 1, 2000 ("Year 2000") and the effect of such change on the Company's information systems. The Company established a task force to evaluate the internal information technology ("IT") and non-IT systems that could be affected by such date change and also identified the external systems that are critical to the Company's operations. An assessment of the readiness of the Company's suppliers is ongoing.

     During 1998, the Company implemented and upgraded several of its core systems in its effort to establish fully independent operations from its predecessor company. The IT infrastructure was designed to be fully compliant with the Year 2000 date change. The software packages selected by the Company as part of establishing independent operations were chosen in part based on being Year 2000 compliant. This software includes the Company's accounting, treasury, human resources, payroll, and network management software.

     The Company's plan for Year 2000 readiness has three phases. Phase one involves identifying and remediating the internal systems and processes that must be Year 2000 compliant. Phase one has been completed. Phase two consists of testing both the internal and external systems. Although the Company has completed the development of its testing facility and has completed testing on its major systems. The Company intends to test its systems throughout the remaining of 1999 to ensure that system and software upgrades are fully compliant. Phase three consists of developing a contingency plan for those external systems or suppliers that are critical for the Company to operate, but are not yet Year 2000 compliant. The Company will finalize these contingency plans during the second quarter of 1999.

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

     Although the Company has taken steps to identify, evaluate and remediate its Year 2000 compliance issues, it is possible that certain of its suppliers and/or systems may not be Year 2000 compliant by January 1, 2000. These suppliers provide the Company with computer processing systems, banking and financial systems, and utility infrastructure. In the event that any of these suppliers and/or systems are not Year 2000 compliant as of January 1, 2000, the Company may be exposed to an impairment of its (i) operations, (ii) business processes and (iii) ability to meet its financial obligations. The impairment in any of these areas could have a material adverse effect on the Company's financial condition, results of operations and liquidity. The Company is assessing these risks and is creating contingency plans intended to address such risks, and expects to have such plans in place by the end of the second quarter of 1999.

     Forward looking information: Certain disclosures made by the Company in this report and in other reports and statements released by the Company, including the Company's recent filing on Form 10-K as of and for the period ended December 31, 1998, are and will be forward-looking in nature, such as comments which express the Company's opinion about trends and factors which may impact future operating results. Disclosures which use words such as the Company "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from expectations. Any forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

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

                            SELECTED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             ---------------------------
                                                               1999             1998
                                                             ---------      ------------
STATEMENT OF OPERATIONS DATA:
  Loans originated and purchased...........................  $752,254         $491,058
  Loan sales...............................................   742,004          482,444
  Return on average assets.................................     10.42%           13.82%
  Return on average equity.................................     25.21%           23.83%
  G&A as a % of originations...............................      2.69%            2.95%
  Gain of sale as a % of loans sold........................      4.30%            4.96%
  Net earnings as a % of production........................      0.86%            0.89%

                                                             MARCH 31,      DECEMBER 31,
                  AS OF DATES PRESENTED:                       1999             1998
                  ----------------------                     ---------      ------------
STATEMENT OF FINANCIAL CONDITION DATA:
  Cash and cash equivalents................................  $ 32,741         $ 24,941
  Loans held for sale......................................    61,496           59,148
  Capitalized mortgage servicing rights....................    12,744            9,806
  Deferred income taxes....................................    31,923           32,523
  Total assets.............................................   356,132          328,595
  Waterhouse financing facility............................   230,896          211,787
  Total liabilities........................................   250,020          228,969
  Stockholders' equity.....................................   106,112           99,626
OPERATING DATA:
  States in which loans were originated....................        50               48
  Sales associates.........................................       325              319
  Book value per share.....................................  $   4.69         $   4.41
  Equity to Asset Ratio....................................     29.80%           30.32%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below presents information about the Company's financial instruments subject to market risk at March 31, 1999 and at December 31, 1998 including market value and the interest rate of these instruments. The contractual terms, accounting policies, and other data concerning these instruments is disclosed in the Company's latest Form 10-K filed with the Securities Exchange Commission. The Company's receivable from the sales of loans and mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration and accordingly the risk is not material.

                                                              MARCH 31,   DECEMBER 31,
             MARKET RISK SENSITIVE INSTRUMENTS                  1999          1998
             ---------------------------------                ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
  Loans held for sale
     Fair value.............................................   $61,496      $59,148
     Weighted average interest rate.........................     10.52%       10.41%
  Capitalized mortgage servicing rights
     Fair value.............................................   $12,744      $ 9,806
     Discount rate..........................................     14.00%       14.00%

     The Company does have exposure to market risk in a number of areas, including (i) the secondary market for subprime loans; (ii) the origination market for subprime mortgages; (iii) the market for residential one-to four-unit single-family real estate in those geographic regions where the Company originates loans and (iv) the interest rate environment for subprime mortgages and the interest expense on the Company's borrowings. To manage its market risks the Company generally enters into forward sale commitments of loans 30 to 180 days in advance of funding the loans. At the time of the forward sales commitment, the Company estimates its expected volume of loan production and closely monitors the level of production against the amount of the unfilled purchase commitments. The objective of this strategy is to have a purchase commitment for each loan at the time of origination. A discussion of these risks is presented in Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources in this report and in the Company's report on Form 10-K as of December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2. CHANGES IN SECURITIES

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     *3.1     Amended and Restated Certificate of Incorporation of Long
              Beach Financial Corporation
     *3.2     Bylaws of Long Beach Financial Corporation
     *4.1     Specimen of the Common Stock of Long Beach Financial
              Corporation
    *10.1     Administrative Services Agreement among Long Beach Mortgage
              Company, Long Beach Financial Corporation and Ameriquest
              Mortgage Corporation
    *10.2     Form of Master Sub-Servicing Agreement, between Long Beach
              Mortgage Company and Ameriquest Mortgage Corporation
    *10.3     4/97 Senior Secured Credit Agreement, among Ameriquest
              Mortgage Corporation and Texas Commerce Bank National
              Association, as Lender and Agent
    *10.4     Form of Director/Officer Indemnification Agreement
    *10.5     Contribution Agreement, between Ameriquest Capital
              Corporation, Long Beach Mortgage Company, Long Beach
              Financial Corporation and Ameriquest Mortgage Corporation
    *10.6     1997 Stock Incentive Plan
    *10.7     Employment Agreement, between Long Beach Financial
              Corporation, Ameriquest Mortgage Corporation and M. Jack
              Mayesh
    *10.8     Employment Agreement, between Long Beach Financial
              Corporation, Ameriquest Mortgage Corporation and Edward
              Resendez
    *10.9     Employment Agreement, between Long Beach Financial
              Corporation, Ameriquest Mortgage Corporation and Frank J.
              Curry
    *10.10    Employment Agreement, between Long Beach Financial
              Corporation, Ameriquest Mortgage Corporation and James H.
              Leonetti
    *10.11    Employment Agreement, between Long Beach Financial
              Corporation, Ameriquest Mortgage Corporation and James J.
              Sullivan
    *10.12    Department of Justice Settlement Agreement

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    *10.13    Employment Agreement, between Long Beach Financial
              Corporation, Long Beach Mortgage Company and William K.
              Komperda.
    *10.14    Form of Amendment to Employment Agreement, among Long Beach
              Financial Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh, Edward Resendez, Frank J. Curry, James H.
              Leonetti, and James J. Sullivan.
    *10.15    4/98 Amended and Restated Senior Secured Credit Agreement,
              among Long Beach Mortgage Company and Chase Bank of Texas, as Lender and Agent.
    *10.16    Amended and Restated Employment Agreement, between Long
              Beach Financial Corporation, Long Beach Mortgage Company and
              M. Jack Mayesh.
    *10.17    Amended and Restated Employment Agreement, between Long
              Beach Financial Corporation, Long Beach Mortgage Company and
              Edward Resendez.
    *10.18    Amended and Restated Employment Agreement, between Long
              Beach Financial Corporation, Long Beach Mortgage Company and
              Frank J. Curry.
    *10.19    Amended and Restated Employment Agreement, between Long
              Beach Financial Corporation, Long Beach Mortgage Company and
              William K. Komperda.
    *10.20    Amended and Restated Employment Agreement, between Long
              Beach Financial Corporation, Long Beach Mortgage Company and
              James H. Leonetti.
    *10.21    Amended and Restated Employment Agreement, between Long
              Beach Financial Corporation, Long Beach Mortgage Company and
              James J. Sullivan.
    *10.22    Employment Agreement, between Long Beach Financial
              Corporation, Long Beach Mortgage Company and Elizabeth A.
              Wood.
    *10.23    Supplement Agreement to Master Sub-Servicing Agreement
              between Long Beach Mortgage Company and Ameriquest Mortgage
              Company.
    *10.24    Master Repurchase Agreement between Merrill Lynch Mortgage
              Capital Inc., Merrill Lynch Credit Corporation and Long
              Beach Mortgage Company.
    *10.25    Purchase and Sale Agreement between Salomon Brothers Realty
              Corp. and Long Beach Mortgage Company.
     27       Financial Data Schedule.

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

                                          LONG BEACH FINANCIAL CORPORATION
                                          (Registrant)

Date: May 7, 1999                         By:      /s/ M. JACK MAYESH
                                            ------------------------------------
                                            M. Jack Mayesh
                                            Chairman and Chief Executive Officer

Date: May 7, 1999                         By:     /s/ JAMES H. LEONETTI
                                            ------------------------------------
                                            James H. Leonetti
                                            Senior Vice President and Chief
                                              Financial Officer

                                 EXHIBITS INDEX

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                           DESCRIPTION                                 PAGE
-------                          -----------                             ------------
 *3.1    Amended and Restated Certificate of Incorporation of Long
         Beach Financial Corporation.................................
 *3.2    Bylaws of Long Beach Financial Corporation..................
 *4.1    Specimen of the Common Stock of Long Beach Financial
         Corporation.................................................
*10.1    Administrative Services Agreement among Long Beach Mortgage
         Company, Long Beach Financial Corporation and Ameriquest
         Mortgage Corporation........................................
*10.2    Form of Master Sub-Servicing Agreement, between Long Beach
         Mortgage Company and Ameriquest Mortgage Corporation........
*10.3    4/97 Senior Secured Credit Agreement, among Ameriquest
         Mortgage Corporation and Texas Commerce Bank National
         Association, as Lender and Agent............................
*10.4    Form of Director/Officer Indemnification Agreement..........
*10.5    Contribution Agreement, between Ameriquest Capital
         Corporation, Long Beach Mortgage Company, Long Beach
         Financial Corporation and Ameriquest Mortgage Corporation...
*10.6    1997 Stock Incentive Plan...................................
*10.7    Employment Agreement, between Long Beach Financial
         Corporation, Ameriquest Mortgage Corporation and M. Jack
         Mayesh......................................................
*10.8    Employment Agreement, between Long Beach Financial
         Corporation, Ameriquest Mortgage Corporation and Edward
         Resendez....................................................
*10.9    Employment Agreement, between Long Beach Financial
         Corporation, Ameriquest Mortgage Corporation and Frank J.
         Curry.......................................................
*10.10   Employment Agreement, between Long Beach Financial
         Corporation, Ameriquest Mortgage Corporation and James H.
         Leonetti....................................................
*10.11   Employment Agreement, between Long Beach Financial
         Corporation, Ameriquest Mortgage Corporation and James J.
         Sullivan....................................................
*10.12   Department of Justice Settlement Agreement..................
*10.13   Employment Agreement, between Long Beach Financial
         Corporation, Long Beach Mortgage Company and William K.
         Komperda....................................................
*10.14   Form of Amendment to Employment Agreement, among Long Beach
         Financial Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh, Edward Resendez, Frank J. Curry, James H.
         Leonetti, and James J. Sullivan.............................
*10.15   4/98 Amended and Restated Senior Secured Credit Agreement
         among Long Beach Mortgage Company and Chase Bank of Texas, as Lender and Agent.........................................
*10.16   Amended and Restated Employment Agreement, between Long
         Beach Financial Corporation, Long Beach Mortgage Company and
         M. Jack Mayesh..............................................
*10.17   Amended and Restated Employment Agreement, between Long
         Beach Financial Corporation, Long Beach Mortgage Company and
         Edward Resendez.............................................
*10.18   Amended and Restated Employment Agreement, between Long
         Beach Financial Corporation, Long Beach Mortgage Company and
         Frank J. Curry..............................................
*10.19   Amended and Restated Employment Agreement, between Long
         Beach Financial Corporation, Long Beach Mortgage Company and
         William K. Komperda.........................................
*10.20   Amended and Restated Employment Agreement, between Long
         Beach Financial Corporation, Long Beach Mortgage Company and
         James H. Leonetti...........................................

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                           DESCRIPTION                                 PAGE
-------                          -----------                             ------------
*10.21   Amended and Restated Employment Agreement, between Long
         Beach Financial Corporation, Long Beach Mortgage Company and
         James J. Sullivan...........................................
*10.22   Employment Agreement, between Long Beach Financial
         Corporation, Long Beach Mortgage Company and Elizabeth A.
         Wood........................................................
*10.23   Supplement Agreement to Master Sub-Servicing Agreement
         between Long Beach Mortgage Company and Ameriquest Mortgage
         Company.....................................................
*10.24   Master Repurchase Agreement between Merrill Lynch Mortgage
         Capital Inc., Merrill Lynch Credit Corporation and Long
         Beach Mortgage Company......................................
*10.25   Purchase and Sale Agreement between Salomon Brothers Realty
         Corp. and Long Beach Mortgage Company.......................
 27      Financial Data Schedule.....................................

---------------
* Previously filed.