Form 10-Q
period 1999-06-30
LONG BEACH FINANCIAL CORP
filed 1999-08-13
CIK 1034011

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 30, 1999, registrant had outstanding 22,616,868 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        LONG BEACH FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                  TO FORM 10-Q
            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

                         PART I. FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
Item 1.   Financial Statements
          Consolidated Statements of Financial Condition as of June
          30, 1999 (Unaudited) and December 31, 1998..................    2
          Consolidated Statements of Operations for the Three Months
          and Six Months Ended June 30, 1999 and 1998 (Unaudited).....    3
          Consolidated Statements of Stockholders' Equity for the
          Three Months and Six Months Ended June 30, 1999
          (Unaudited).................................................    4
          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1999
          and 1998 (Unaudited)........................................    5
          Notes to the Consolidated Financial Statements for the Three
          Months and Six Months Ended June 30, 1999 and 1998
          (Unaudited).................................................    6
Item 2.   Management's Discussion and Analysis of Financial Condition,
          Results of Operations, Liquidity and Capital Resources......   10
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   20

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   21
Item 2.   Changes in Securities.......................................   21
Item 3.   Defaults Upon Senior Securities.............................   21
Item 4.   Submission of Matters to a Vote of Securities Holders.......   21
Item 5.   Other Information...........................................   21
Item 6.   Exhibits and Reports on Form 8-K............................   21
          (a) Exhibits................................................   21
          (b) Reports on Form 8-K.....................................   23

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        LONG BEACH FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Cash and cash equivalents...................................   $ 46,944        $ 24,941
Loans held for sale.........................................     41,070          59,148
Receivable from the sales of loans..........................    192,327         186,786
Premises and equipment, net.................................      4,824           4,824
Deferred income taxes, net..................................     31,323          32,523
Capitalized mortgage servicing rights.......................     15,508           9,806
Servicing advances..........................................      4,950           3,546
Real estate acquired through foreclosure....................      3,776           1,470
Prepaid expenses and other assets...........................      5,708           5,551
                                                               --------        --------
          Total assets......................................   $346,430        $328,595
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Warehouse financing facility..............................   $221,137        $211,787
  Accounts payable and accrued liabilities..................     13,788          17,182
  Accrued income taxes payable..............................        326              --
                                                               --------        --------
          Total liabilities.................................    235,251         228,969
Stockholders' equity:
  Common stock, $.001 par value; 150.0 million shares
     authorized; 25.0 million shares issued; 22.6 million
     shares outstanding for
     1999 and 1998..........................................         25              25
  Additional paid-in capital................................     75,424          75,360
  Retained earnings.........................................     60,205          48,716
  Treasury stock, at cost: 2,400,982 shares for 1999 and
     1998...................................................    (24,475)        (24,475)
                                                               --------        --------
          Total stockholders' equity........................    111,179          99,626
                                                               --------        --------
          Total liabilities and stockholders' equity........   $346,430        $328,595
                                                               ========        ========

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED,     SIX MONTHS ENDED,
                                                            JUNE 30,               JUNE 30,
                                                      --------------------    ------------------
                                                        1999        1998       1999       1998
                                                      --------    --------    -------    -------
REVENUES:
Gain on sale of loans...............................  $25,072     $31,630     $56,949    $55,555
Interest income, net of interest expense (Note 5)...    1,992       1,666       3,112      3,036
Loan servicing and other fees on loans..............    2,845       1,077       4,911      1,840
Amortization of mortgage servicing rights...........   (1,156)       (271)     (2,304)      (468)
                                                      -------     -------     -------    -------
Net operating income................................   28,753      34,102      62,668     59,963

EXPENSES:
Compensation expense................................   13,216      13,325      27,565     23,697
Premises and equipment expenses.....................    3,077       2,990       6,312      5,169
Other general and administrative expenses...........    2,105       2,868       4,734      4,808
Provision for losses................................    1,051       1,000       2,813      2,400
Sub-servicing costs.................................      869       1,138       1,933      1,784
                                                      -------     -------     -------    -------
          Total expenses............................   20,318      21,321      43,357     37,858
                                                      -------     -------     -------    -------
Earnings before income taxes........................    8,435      12,781      19,311     22,105
Provision for income taxes..........................    3,417       5,373       7,822      9,287
                                                      -------     -------     -------    -------
Net earnings........................................  $ 5,018     $ 7,408     $11,489    $12,818
                                                      =======     =======     =======    =======
Basic earnings per share............................  $  0.22     $  0.31     $  0.51    $  0.53
                                                      =======     =======     =======    =======
Diluted earnings per share..........................  $  0.21     $  0.29     $  0.49    $  0.50
                                                      =======     =======     =======    =======

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                NUMBER OF
                                SHARES OF             ADDITIONAL
                                  COMMON     COMMON    PAID-IN      RETAINED    TREASURY
                                  STOCK      STOCK     CAPITAL      EARNINGS     STOCK       TOTAL
                                ----------   ------   ----------    --------    --------    --------
THREE MONTHS ENDED JUNE 30, 1999:
Balance, April 1, 1999........  22,609,618    $25      $75,375      $55,187     $(24,475)   $106,112
Net earnings..................          --     --           --        5,018           --       5,018
Exercise of stock options.....       7,250     --           49           --           --          49
                                ----------    ---      -------      -------     --------    --------
Balance, June 30, 1999........  22,616,868    $25      $75,424      $60,205     $(24,475)   $111,179
                                ==========    ===      =======      =======     ========    ========

SIX MONTHS ENDED JUNE 30, 1999:
Balance January 1, 1999.......  22,607,218    $25      $75,360      $48,716     $(24,475)   $ 99,626
Net earnings..................          --     --           --       11,489           --      11,489
Exercise of stock options.....       9,650     --           64           --           --          64
                                ----------    ---      -------      -------     --------    --------
Balance, June 30, 1999........  22,616,868    $25      $75,424      $60,205     $(24,475)   $111,179
                                ==========    ===      =======      =======     ========    ========

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Cash Flows from Operating Activities:
Net earnings................................................  $    11,489    $    12,818
Adjustments to reconcile net earnings to net cash used in
  operating activities:
  Depreciation and amortization of premises, equipment and
     Warehouse financing facility issuance costs............        1,526          1,166
  Loans originated and purchased for sale...................   (1,462,959)    (1,142,749)
  Proceeds from sales of loans held for sale................    1,464,620      1,128,719
  Noncash gain recognized on originated mortgage servicing
     rights.................................................       (8,006)          (621)
  Amortization of mortgage servicing rights.................        2,304            468
  Changes in:
     Receivable from the sales of loans.....................       (5,541)       (16,566)
     Accounts payable and accrued liabilities...............       (3,394)         4,201
     Accrued income taxes payable...........................        1,526         (3,484)
     Servicing advances.....................................       (1,404)          (234)
  Other.....................................................       13,443          2,312
                                                              -----------    -----------
     Net cash provided by (used in) operating activities....       13,604        (13,970)
Cash Flows from Investing Activities:
  Purchases of premises and equipment.......................       (1,015)        (1,750)
  Maturities of investment securities available for sale....           --          1,501
                                                              -----------    -----------
     Net cash used in investing activities..................       (1,015)          (249)
Cash Flows from Financing Activities:
  Net change in warehouse financing facility................        9,350         25,249
  Purchase of treasury stock................................           --         (6,801)
  Proceeds from exercise of stock options...................           64             46
                                                              -----------    -----------
     Net cash provided by financing activities..............        9,414         18,494
Net increase in cash........................................       22,003          4,275
Cash and cash equivalents, beginning of the period..........       24,941         41,074
                                                              -----------    -----------
Cash and cash equivalents, end of the period................  $    46,944    $    45,349
                                                              ===========    ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest on warehouse
     financing facility.....................................  $     3,614    $     5,415
  Cash paid during the period for federal and state income
     taxes..................................................        7,311         12,633
Supplemental Schedule of Non-Cash Activities:
  Amortization tax asset....................................          677          1,200
  Real estate acquired through foreclosure..................        2,306            112

        See accompanying notes to the consolidated financial statements.

                        LONG BEACH FINANCIAL CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

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

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimated. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to current period presentation. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1999.

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

NOTE 2. AGREEMENTS WITH RELATED PARTIES

     Loan Sub-servicing Agreement -- On April 28, 1997, the Company and Ameriquest Mortgage Company ("AMC") entered into a three-year loan sub-servicing agreement pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company. Sub-servicing activities include collecting and remitting loan payments, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers, and supervising foreclosures and property dispositions. The agreement provides that either party has the right to terminate the agreement effective at any time after November 2, 1998, upon six months prior written notice to the other party. During the third quarter of 1998, the Company and AMC modified the existing loan sub-servicing agreement to accommodate the launch of the Company's

                        LONG BEACH FINANCIAL CORPORATION

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

independent servicing operation, in November 1998. The Company has incurred charges of $869,000 and $1.1 million during the three months ended June 30, 1999 and 1998, respectively, and $1.9 million and $1.8 million for the six months ended June 30, 1999 and 1998, respectively, pursuant to this agreement. The outstanding principal balance of the sub-serviced loan portfolio at June 30, 1999 and 1998 totaled $337 million and $1.2 billion, respectively.

NOTE 3. COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for annual periods beginning after December 15, 1997. This statement defines comprehensive income as the total of all components of comprehensive income, including net income and other comprehensive income. The term "other comprehensive income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income items are classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. All components of comprehensive income shall be reported in the financial statements in the period in which they are recognized; however, if there are no items of other comprehensive income in any period presented, then comprehensive income is not required to be reported for that period. During the three and six months ended June 30, 1999 and 1998, there were no items of other comprehensive income recognized.

NOTE 4. EARNINGS PER SHARE

     A reconciliation of the numerators and denominators used in basic and diluted EPS computations for the periods indicated follows:

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                        --------------------------    --------------------------
                                           1999           1998           1999           1998
                                        -----------    -----------    -----------    -----------
COMPUTATION OF BASIC EARNINGS PER
  SHARE
Net earnings available to common
  shareholders........................  $ 5,018,000    $ 7,408,000    $11,489,000    $12,818,000
                                        ===========    ===========    ===========    ===========
Average common shares outstanding.....   22,612,398     24,236,358     22,610,551     24,366,642
                                        ===========    ===========    ===========    ===========
Basic earnings per share..............  $      0.22    $      0.31    $      0.51    $      0.53
                                        ===========    ===========    ===========    ===========
COMPUTATION OF DILUTED EARNINGS PER
  SHARE
Net earnings available to common
  shareholders........................  $ 5,018,000    $ 7,408,000    $11,489,000    $12,818,000
                                        ===========    ===========    ===========    ===========
Average common shares outstanding.....   22,612,398     24,236,358     22,610,551     24,366,642
Common stock equivalents -- stock
  options.............................    1,254,420      1,241,721      1,027,497      1,213,358
                                        -----------    -----------    -----------    -----------
Average diluted common shares.........   23,866,818     25,478,079     23,638,048     25,580,000
                                        ===========    ===========    ===========    ===========
Diluted earnings per share............  $      0.21    $      0.29    $      0.49    $      0.50
                                        ===========    ===========    ===========    ===========

                        LONG BEACH FINANCIAL CORPORATION

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

NOTE 5. INTEREST INCOME, NET OF INTEREST EXPENSE

     The components of interest income, net of interest expense for the periods indicated, are presented in the table that follows (dollars in thousands):

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Interest on loans...................................  $ 5,471    $ 5,125    $ 9,281    $ 8,763
Interest on investments.............................      402        177        792        536
                                                      -------    -------    -------    -------
  Subtotal interest income..........................    5,873      5,302     10,073      9,299
Interest expense....................................   (3,881)    (3,636)    (6,961)    (6,263)
                                                      -------    -------    -------    -------
Interest income, net of interest expense............  $ 1,992    $ 1,666    $ 3,112    $ 3,036
                                                      =======    =======    =======    =======

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued No. 133, Accounting for Derivative Instruments and Hedging Activities, which was to be effective for annual periods beginning after June 15, 1999 and has been delayed to June 15, 2000. The delay, published as FASB No. 137, Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133, applies to quarterly and annual financial statements. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet adopted SFAS 133.

                        LONG BEACH FINANCIAL CORPORATION

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

NOTE 7. SEGMENT AND RELATED INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company has three reportable operating segments: Broker-sourced, Correspondent and Loan servicing. Financial information concerning the Company's reportable segments is shown in the following table. "Other" represents corporate administration, retail lending and other related items and results of ancillary operations (dollars in thousands).

                                                     THREE MONTHS ENDED
                                                          JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                    --------------------    --------------------------
                                                      1999        1998         1999           1998
                                                    --------    --------    -----------    -----------
Revenues:
  Broker-sourced..................................  $ 20,452    $ 28,032    $   47,701     $   49,842
  Correspondent...................................     2,304       2,707         5,693          4,141
                                                    --------    --------    ----------     ----------
    Subtotal wholesale............................    22,756      30,739        53,394         53,983
  Loan servicing..................................     3,027         999         5,283          1,719
  Other...........................................     2,970       2,364         3,991          4,261
                                                    --------    --------    ----------     ----------
         Total revenues...........................  $ 28,753    $ 34,102    $   62,668     $   59,963
                                                    ========    ========    ==========     ==========
Expenses:
  Broker-sourced..................................  $ 11,411    $ 10,582    $   21,826     $   19,157
  Correspondent...................................       660         533         1,305            974
                                                    --------    --------    ----------     ----------
    Subtotal wholesale............................    12,071      11,115        23,131         20,131
  Loan servicing..................................     1,738       1,188         3,524          1,834
  Other...........................................     6,509       9,018        16,702         15,893
                                                    --------    --------    ----------     ----------
         Total expenses...........................  $ 20,318    $ 21,321    $   43,357     $   37,858
                                                    ========    ========    ==========     ==========
Earnings (Loss) Before Income Taxes:
  Broker-sourced..................................  $  9,041    $ 17,450    $   25,875     $   30,685
  Correspondent...................................     1,644       2,174         4,388          3,167
                                                    --------    --------    ----------     ----------
    Subtotal wholesale............................    10,685      19,624        30,263         33,852
  Loan servicing..................................     1,289        (189)        1,759           (115)
  Other...........................................    (3,539)     (6,654)      (12,711)       (11,632)
                                                    --------    --------    ----------     ----------
         Earnings before income taxes.............  $  8,435    $ 12,781    $   19,311     $   22,105
                                                    ========    ========    ==========     ==========
Net Earnings (Loss):
  Broker-sourced..................................  $  5,380    $ 10,114    $   15,396     $   17,793
  Correspondent...................................       978       1,260         2,611          1,836
                                                    --------    --------    ----------     ----------
    Subtotal wholesale............................     6,358      11,374        18,007         19,629
  Loan servicing..................................       767        (110)        1,047            (67)
  Other...........................................    (2,107)     (3,856)       (7,565)        (6,744)
                                                    --------    --------    ----------     ----------
         Net earnings.............................  $  5,018    $  7,408    $   11,489     $   12,818
                                                    ========    ========    ==========     ==========
Loan Production:
  Broker-sourced..................................  $604,216    $566,185    $1,243,648     $1,006,725
  Correspondent...................................    86,828      69,563       180,418        110,910
                                                    --------    --------    ----------     ----------
    Subtotal wholesale............................   691,044     635,748     1,424,066      1,117,635
  Retail-sourced..................................    19,661      15,943        38,893         25,114
                                                    --------    --------    ----------     ----------
         Total loan production....................  $710,705    $651,691    $1,462,959     $1,142,749
                                                    ========    ========    ==========     ==========
Assets: (As of Balance Sheet Dates)
  Broker-sourced..................................                          $   46,438     $   24,082
  Correspondent...................................                               3,175          1,992
                                                                            ----------     ----------
    Subtotal wholesale............................                              49,613         26,074
  Loan servicing..................................                               5,799          6,347
  Other...........................................                             291,018        296,174
                                                                            ----------     ----------
         Total assets.............................                          $  346,430     $  328,595
                                                                            ==========     ==========

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

     The following table presents the Company's loan originations and purchases and loan sales for the periods indicated (dollars in thousands):

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                               --------------------    ------------------------
                                                 1999        1998         1999          1998
                                               --------    --------    ----------    ----------
Loan originations and purchases:
  Broker-sourced.............................  $604,216    $566,185    $1,243,648    $1,006,725
  Correspondent..............................    86,828      69,563       180,418       110,910
                                               --------    --------    ----------    ----------
     Wholesale...............................   691,044     635,748     1,424,066     1,117,635
  Retail-sourced.............................    19,661      15,943        38,893        25,114
                                               --------    --------    ----------    ----------
  Total loan originations and purchases......  $710,705    $651,691    $1,462,959    $1,142,749
                                               ========    ========    ==========    ==========
Loan sales...................................  $722,616    $646,275    $1,464,620    $1,128,719
                                               ========    ========    ==========    ==========

     The Company's primary channel of loan production is through its relationship with a network of approved independent mortgage brokers. The Company has established a sales force of account executives to serve as the principal contact between the Company and the independent mortgage brokers. Financing USA, the Company's retail division, offers loan products directly to borrowers, which are identical to those offered to independent brokers. These products are marketed through direct mail, telemarketing, media advertising and the internet. The Company offers a variety of loan programs and products, however, all loans originated by the Company are secured by first-lien mortgages on residential properties consisting of one- to four-unit family residences.

     The following table presents the Company's loan production and weighted average interest rate for the periods indicated (dollars in thousands):

                                   THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                               ------------------------------------    ----------------------------------------
                                     1999                1998                 1999                  1998
                               ----------------    ----------------    ------------------    ------------------
Fixed rate loans.............  $127,967   10.19%   $161,749   10.20%   $  282,290   10.19%   $  266,323   10.15%
Fixed/adjustable rate
  loans......................   561,015    9.73%    376,056    9.71%    1,124,235    9.72%      650,714    9.70%
Six-month adjustable rate
  loans......................    21,723    8.90%    113,886    8.61%       56,434    8.72%      225,712    8.94%
                               --------            --------            ----------            ----------
    Total loan production....  $710,705    9.78%   $651,691    9.76%   $1,462,959    9.77%   $1,142,749    9.62%
                               ========            ========            ==========            ==========

     The fixed/adjustable rate loans represent loans that are fixed for a period of 2-3 years; thereafter the interest rate adjusts on a regular basis. During the second quarter of 1999, approximately $414.9 million or 58.4% of the Company's loan production was made for the purpose of providing funds for refinancing, and in $315.7 million of these refinancings the borrowers received cash-out to pay-off other debts and/or for other purposes. The average loan-to-value ratio was 77.4% on loans originated and purchased during the second quarter of 1999 and was 77.2% for loans produced during the six months ended June 30, 1999.

     The Company's geographic markets are divided into various regions. Once the Company determines that the level of current and projected business from a region warrants creation of a local presence, the Company establishes a regional processing center in or near the region. At June 30, 1999, the Company had 11 regional processing centers serving its 21 regional teams.

     The following table presents loan production by state for the five states with the highest volume and all others for the periods indicated (dollars in thousands):

                                   THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                               ------------------------------------    ----------------------------------------
                                     1999                1998                 1999                  1998
                               ----------------    ----------------    ------------------    ------------------
                                          % OF                % OF                  % OF                  % OF
           STATE                AMOUNT    TOTAL     AMOUNT    TOTAL      AMOUNT     TOTAL      AMOUNT     TOTAL
           -----               --------   -----    --------   -----    ----------   -----    ----------   -----
California.................    $252,142    35.5%   $226,810    34.8%   $  506,930    34.7%   $  390,759    34.2%
Colorado...................      57,520     8.1%     46,449     7.1%      112,600     7.7%       83,257     7.3%
Texas......................      41,089     5.8%     29,925     4.6%       81,573     5.6%       53,667     4.7%
Michigan...................      36,434     5.1%     40,559     6.2%       77,277     5.3%       65,258     5.7%
New York...................      28,005     3.9%     25,361     3.9%       61,132     4.2%       41,079     3.6%
All others.................     295,515    41.6%    282,587    43.4%      623,447    42.5%      508,729    44.5%
                               --------   -----    --------   -----    ----------   -----    ----------   -----
                               $710,705   100.0%   $651,691   100.0%   $1,462,959   100.0%   $1,142,749   100.0%
                               ========   =====    ========   =====    ==========   =====    ==========   =====

     The Company follows the practice of entering into forward commitments to sell its production. These forward commitments are typically made for the next 30 to 120 days of production. Prior to entering into a forward commitment, the Company evaluates prospective purchasers in order to assess their ability to fulfill the terms of the agreement. In the event the weighted average coupon, margin, or other characteristics of the loans produced and delivered to the purchaser are materially different from the terms of the forward commitment, the sales price of the loans will be adjusted accordingly. Additionally, in the event the Company does not deliver the contract volume of loans, the Company may be required to pay the purchaser a pair-off fee.

     Loan sales are typically made to institutional purchasers on a non-recourse basis pursuant to a purchase agreement containing customary representations and warranties regarding underwriting criteria and the origination process. Historically, the Company has not retained residual interests in the loans that it sells other than servicing rights. Loans which, in the opinion of the Company, meet the conditions of the forward sales commitment are delivered to the purchaser and recorded as sold on a periodic basis. In the event that such loans are subsequently determined to be in noncompliance with the terms of the forward sales commitment or breach of a representation or a warranty, the Company may be required to repurchase the loan or substitute a new loan. The Company may also be required to repurchase or substitute a loan if the borrower defaults on the first payment due after the loan is funded or if the loan documentation contains fraudulent misrepresentations made by the borrower. The Company realizes that such repurchases are inherent in its operations and that the

Company may realize a reduction in the previously recognized gain on sale or sustain a loss from such repurchases. The Company provides allowances for losses in anticipation of such events that arise in connection with selling loans to investors.

     In May 1999, Long Beach Financial Corporation and Washington Mutual, Inc. (NYSE: WM) jointly announced that Washington Mutual had signed a definitive agreement to acquire all of the outstanding common stock of Long Beach Financial Corporation at a fixed price of $15.50 per share. Subject to certain limitations, the consideration for the merger is payable at the election of the holder in cash or Washington Mutual, Inc. common stock valued at the average closing market price for the five trading days ending prior to closing.

     The transaction requires the approvals of certain state regulators and Long Beach shareholders. Washington Mutual has made the required Hart-Scott-Rodino filing, and the request for early termination of the waiting period has been granted. The transaction is anticipated to close by the beginning of the fourth quarter of 1999.

     RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     For the three months ended June 30, 1999, net earnings were $5.0 million, a decrease of $2.4 million compared to the $7.4 million of net earnings for the same period in 1998. During the six months ended June 30, 1999, net earnings were $11.5 million, a decrease of $1.3 million in comparison to the $12.8 million of net earnings for the same period in 1998. The primary factor that led to the financial results recorded during the three and six months ended June 30, 1999 as compared to the same periods in 1998 was a severe decline in market pricing for loans in the secondary market. This decline led to a reduction in sales premiums and resulted in lower gains on sale of loans. Other key operational results during the second quarter and first half of 1999 include:

     - Increased loan production. Loan production increased by $59.0 million or 9.1% to $710.7 million during the three months ended June 30, 1999 as compared to the same period of 1998. During the six months ended June 30, 1999, loan production increased by $320.2 million or 28.0% to $1.5 billion as compared to the same period of 1998.

     - Increased loan sales. Loans sold during the three months ended June 30, 1999 totaled $722.6 million, an increase of $76.3 million or 11.8% over the same period of 1998. During the six months ended June 30, 1999, loan sales totaled $1.5 billion, an increase of $335.9 million or 29.8% over loan sales of $1.1 billion for the same period of 1998.

     - Reduced General and Administrative expenses. General and administrative expenses for the second quarter of 1999 totaled $18.4 million, or 2.59% as a percentage of loan production, compared to $19.2 million or 2.94% for the same period of 1998. During the six months ended June 30, 1999 general and administrative expenses totaled $38.6 million, or 2.64% as a percentage of loan production, compared to $33.7 million or 2.95% for the same period of 1998.

     - Increase in loan service fees. Loan servicing fees totaled $2.8 million during the second quarter of 1999, and $4.9 million for the six months ended June 30, 1999, a substantial increase from $1.1 million and $1.8 million achieved during the comparable periods of last year.

     - Reduced fees paid to broker and premiums paid to correspondents. Fees paid to independent brokers declined by 24 basis points during the second quarter of 1999 as compared to the second quarter of 1998. Fees paid to independent loan brokers during the first half of 1999 were reduced by 22 basis points from the level paid during the same period of 1998. Additionally, premiums paid to correspondents during the second quarter of 1999 were lowered to 1.81%, which represents a decline of 90 basis points as compared to the second quarter of 1998. Premiums paid to correspondents were lowered by 81 basis points during the six months ended June 30, 1999 as compared to the same period of 1998.

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated (dollars in thousands):

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Gain on sale of loans...............................  $25,072    $31,630    $56,949    $55,555
Interest income, net of interest expense............    1,992      1,666      3,112      3,036
Loan servicing and other fees on loans..............    2,845      1,077      4,911      1,840
Amortization of mortgage servicing rights...........   (1,156)      (271)    (2,304)      (468)
                                                      -------    -------    -------    -------
          Total revenues............................  $28,753    $34,102    $62,668    $59,963
                                                      =======    =======    =======    =======

     Total revenues during the three months ended June 30, 1999 decreased by $5.3 million or 15.7%, compared to same period in 1998, primarily as a result of a decrease in gain on sales of loans of $6.6 million or 20.7% during the same comparative periods. Additionally, Net Premiums on the sale of loans decreased to 3.47% during the three months ended June 30, 1999, from 4.89% during the same period in 1998.

     During the six months ended June 30, 1999 total revenues increased by $2.7 million or 4.5%, compared to same period in 1998, primarily as a result of an increase in gain on sales of loans of $1.4 million or 2.5% during the same comparative periods. Such increase was partially offset by a decrease in Net Premiums on the sale of loans to 3.89% during the six months ended June 30, 1999, from 4.92% during the same period in 1998.

     The table below presents the Company's revenues by reportable segment for the periods indicated (dollars in thousands):

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Broker-sourced......................................  $20,452    $28,032    $47,701    $49,842
Correspondent.......................................    2,304      2,707      5,693      4,141
                                                      -------    -------    -------    -------
  Subtotal Wholesale................................   22,756     30,739     53,394     53,983
Loan servicing......................................    3,027        999      5,283      1,719
Other...............................................    2,970      2,364      3,991      4,261
                                                      -------    -------    -------    -------
          Total Revenues............................  $28,753    $34,102    $62,668    $59,963
                                                      =======    =======    =======    =======

     The increase in loan sales resulted from an increase in loan originations and purchases to $710.7 million during the three months ended June 30, 1999, from $651.7 million during the same period in 1998 and to $1.5 billion during the six months ended June 30, 1999, from $1.1 billion during the same period in 1998. This trend reflects the Company's continued growth of its broker-sourced business through penetration in existing markets and expansion into new geographic markets. The Company's sales force at June 30, 1999 was 295, an increase of 8% over the level at June 30, 1998.

     The table below represents the components of Gain on sale of loans (Net Premium), (dollars in thousands and such amounts expressed as a percentage of loan sales for each respective period ):

                                  THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                          -------------------------------------------   ---------------------------------------------
                                  1999                   1998                   1999                    1998
                          --------------------   --------------------   ---------------------   ---------------------
Gross Sales Premiums....  $31,441      4.35%     $39,648      6.13%     $ 70,654      4.82%     $ 69,475      6.16%
Fees paid to brokers....   (6,468)    (0.90)      (7,363)    (1.14)      (13,558)    (0.93)      (13,043)    (1.16)
Premiums paid to
  correspondents........   (1,646)    (0.23)      (1,925)    (0.30)       (3,643)    (0.25)       (3,069)    (0.27)
Points, fees and
  other.................    1,745      0.25        1,270      0.20         3,496      0.25         2,192      0.19
                          -------                -------                --------                --------
Net Premiums............  $25,072      3.47%     $31,630      4.89%     $ 56,949      3.89%     $ 55,555      4.92%
                          =======                =======                ========                ========

     The table below represents the components of Gain on sale of loans (Net Premium), by reportable segment of the Company (dollars in thousands and such amounts expressed as a percentage of the related loan sales for each respective period):

                                 THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                             -----------------------------------     -------------------------------------
                                  1999                1998                 1999                 1998
                             ---------------     ---------------     ----------------     ----------------
BROKER-SOURCED
Gross Sales Premiums.......  $26,783    4.36%    $34,137    6.10%    $ 59,921    4.82%    $ 60,906    6.12%
Fees paid to brokers.......   (6,468)  (1.05)%    (7,358)  (1.29)%    (13,558)  (1.09)%    (13,043)  (1.31)%
Points, fees and other.....    1,173    0.19%        847    0.12%       2,374    0.19%       1,573    0.16%
                             -------             -------             --------             --------
Net Premium................  $21,488    3.50%    $27,626    4.93%    $ 48,737    3.92%    $ 49,436    4.97%
                             =======             =======             ========             ========
CORRESPONDENT
Gross Sales Premiums.......  $ 4,106    4.51%    $ 4,599    6.50%    $  9,487    5.18%    $  7,185    6.59%
Fees paid to
Correspondents.............   (1,646)  (1.81)%    (1,930)  (2.71)%     (3,643)  (1.99)%     (3,069)  (2.80)%
Fees and other.............       --      --         (19)  (0.05)%          5      --          (32)  (0.05)%
                             -------             -------             --------             --------
Net Premium................  $ 2,460    2.70%    $ 2,650    3.74%    $  5,849    3.19%    $  4,084    3.74%
                             =======             =======             ========             ========
RETAIL-SOURCED
Gross Sales Premiums.......  $   552    3.17%    $   912    5.88%    $  1,246    3.38%    $  1,384    5.62%
Points, fees and other.....      572    3.29%        442    2.85%       1,117    3.02%         651    2.64%
                             -------             -------             --------             --------
Net Premium................  $ 1,124    6.46%    $ 1,354    8.73%    $  2,363    6.40%    $  2,035    8.26%
                             =======             =======             ========             ========

     The decrease in gross sales premiums is the result of a reduction in pricing for subprime loans in the secondary market during the first half of 1999 as compared to 1998. This had a negative affect on gain on sale of loans, net operating income and pretax income. Prices in the secondary market for subprime loans began to sharply decline during the third quarter of 1998. Prices in the secondary market for subprime loans continued to remain substantially lower than levels experienced during the first half of 1998. A continued decline in prices in the secondary market for subprime loans may have an adverse affect upon the Company's operations, earnings and liquidity.

     Loan servicing and other fees totaled $2.8 million during the three months ended June 30, 1999. Amortization of mortgage servicing rights totaling $1.2 million and $271,000 during the second quarter of 1999 and 1998, respectively. During the six months ended June 30, 1999, loan servicing and other fees totaled $4.9 million. Amortization of mortgage servicing rights totaled $2.3 million and $468,000 for the six months ended June 30, 1999 and 1998, respectively. The Company generally earns an annual 50 basis points on the outstanding principal balance of each loan it services and retains the right to receive late fees and other charges in connection with the servicing of such loans. At June 30, 1999, the outstanding balance of the servicing portfolio totaled $2.8 billion, which includes $2.5 billion of loans directly serviced by the Company and $337 million of loans serviced by the Company's sub-servicer. The cost of the Company's loan servicing operation is a component of general and administrative expenses and the cost of sub-servicing is presented as a separate line item on the consolidated statement of operations.

     Net interest income totaled $2.0 million during the second quarter of 1999, a increase of $326,000 compared to the same period in 1998. During the six months ended June 30, 1999, net interest income totaled $3.1 million, an increase of $76,000 as compared to the same period in 1998.

     Expenses. The following table sets forth the components of the Company's expenses for the periods indicated (dollars in thousands):

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Compensation expense................................  $13,216    $13,325    $27,565    $23,697
Premises and equipment expenses.....................    3,077      2,990      6,312      5,169
Other general and administrative expenses...........    2,105      2,868      4,734      4,808
                                                      -------    -------    -------    -------
          Total general and administrative
            expenses................................   18,398     19,183     38,611     33,674
Provision for losses................................    1,051      1,000      2,813      2,400
Sub-servicing costs.................................      869      1,138      1,933      1,784
                                                      -------    -------    -------    -------
          Total expense.............................  $20,318    $21,321    $43,357    $37,858
                                                      =======    =======    =======    =======

     The following tables present certain data and statistics on the Company's total general and administrative expenses by reportable segment for the periods indicated.

                                                              THREE MONTHS ENDED JUNE 30,
                                                --------------------------------------------------------
                                                           1999                          1998
                                                --------------------------    --------------------------
                                                PER UNIT OF        % OF       PER UNIT OF        % OF
                                                 PRODUCTION     PRODUCTION     PRODUCTION     PRODUCTION
                                                ------------    ----------    ------------    ----------
Broker-sourced................................     $1,858          1.64%         $1,977          1.75%
Correspondent.................................        724          0.56             925          0.73
                                                   ------          ----          ------          ----
  Subtotal Wholesale..........................      1,731          1.50           1,873          1.64
Retail-sourced................................      6,844          6.02           9,589          7.46
                                                   ------          ----          ------          ----
  Total Production............................      1,874          1.63           2,042          1.78
Loan servicing(1).............................        141          0.12              --            --
Corporate support.............................        962          0.84           1,338          1.17
                                                   ------          ----          ------          ----
Total general and administrative expenses.....     $2,976          2.59%         $3,380          2.94%
                                                   ======          ====          ======          ====

                                                               SIX MONTHS ENDED JUNE 30,
                                                --------------------------------------------------------
                                                           1999                          1998
                                                --------------------------    --------------------------
                                                PER UNIT OF        % OF       PER UNIT OF        % OF
                                                 PRODUCTION     PRODUCTION     PRODUCTION     PRODUCTION
                                                ------------    ----------    ------------    ----------
Broker-sourced................................     $1,796          1.61%         $1,946          1.74%
Correspondent.................................        773          0.61           1,001          0.80
                                                   ------          ----          ------          ----
  Subtotal Wholesale..........................      1,680          1.48           1,862          1.65
Retail-sourced................................      7,022          5.92          10,347          7.87
                                                   ------          ----          ------          ----
  Total Production............................      1,816          1.60           2,023          1.78
Loan servicing(1).............................        124          0.11              --            --
Corporate support.............................      1,058          0.93           1,322          1.16
                                                   ------          ----          ------          ----
Total general and administrative expenses.....     $2,997          2.64%         $3,345          2.95%
                                                   ======          ====          ======          ====

---------------
(1) The Company commenced the loan servicing segment in November 1998.

     Expenses for the Company's broker-sourced lending operations, including allocated corporate support, as a percentage of broker-sourced production totaled 2.63% during the second quarter of 1999 as compared to 2.96% during the second quarter of 1998. During the six months ended June 30, 1999, broker-sourced expenses including allocated corporate support as a percentage of broker-sourced production totaled 2.60% as compared to 3.01% during the same period in 1998. Correspondent expenses and allocated corporate support as a percentage of correspondent production totaled 1.11% during the second quarter of 1999 compared to 1.17% during the same period of 1998. During the six months ended June 30, 1999, expenses for the Company's correspondent lending operations including allocated corporate support, as a percentage of correspondent production totaled 1.04% as compared to 1.35% during the same period in 1998. Wholesale general and administrative expenses, including allocated corporate support as a percentage of production was 2.23% compared to 2.79% for the same period of 1998. During the six months ended June 30, 1999, wholesale general and administrative expenses including allocated corporate support as a percentage of production totaled 2.31% as compared to 2.78% during the same period in 1998. The costs of loan servicing as a percent of the average amount of outstanding principal serviced was 0.16% during the second quarter of 1999 or $175 per average unit serviced. During the six months ended June 30, 1999 the costs of loan servicing as a percent of the average amount of outstanding principal serviced was 0.14% or $155 per average unit serviced.

     General and administrative expenses decreased by 4.1% during the second quarter of 1999, compared to the same period in 1998. During the six months ended June 30, 1999 the total dollar amount of general and administrative expenses increased 14.7%, compared to the same period in 1998. Total general and administrative expenses, expressed as a percentage of production, however, decreased to 2.64%, compared to 2.95% for the six months ended June 30, 1999.

     Compensation expense remained consistent during the second quarter of 1999, compared to the same period in 1998. During the six months ended June 30, 1999 compensation expense increased by 16.3%, compared to the same period in 1998. The primary reason for such increase is growth in the number of employees resulting from the Company's expansion of its loan production capabilities. The number of employees totaled 846 at June 30, 1999, up from 683 at June 30, 1998. The increase in compensation expense is also attributable to increases in commissions paid to production employees. Both the growth in the number of employees and the increased commissions are primarily related to increased loan production and to the newly formed loan servicing segment during the three months ended June 30, 1999 compared to the same period in 1998. At June 30, 1999, the Company had 54 employees assigned to the loan servicing division.

     Premises and equipment expenses increased by 2.9% during the second quarter of 1999, compared to the same period in 1998. During the six months ended June 30, 1999 premises and equipment expenses increased by 22.1% compared to the same period in 1998. Such increase reflects an increase in occupancy costs related to growth in personnel forces to support the regional processing centers due to increased loan production, the newly formed loan servicing segment, as well as an increase in headquarters space to support the Company.

     Other general and administrative expenses decreased by 26.6% during the second quarter of 1999, compared to the same period in 1998. During the six months ended June 30, 1999 other general and administrative expenses decreased by 1.5% compared to the same period in 1998. The decrease in other general and administrative expenses is primarily the result of improvements in operational processes.

     Provision for losses totaled $1.1 million for the three months ended June 30, 1999, as compared to $1.0 million in 1998. During the six months ended June 30, 1999, provision for losses increased to $2.8 million compared to $2.4 million for the same period in 1998. The Company provides market valuation adjustments for loans held for sale and for liabilities associated with (i) breaches of representations and warranties, (ii) first payment defaults and
(iii) repurchases of loans recorded as sold. At June 30, 1999, the Company had $4.6 million of market valuation allowances on loans held for sale and $1.6 million of liabilities for potential repurchases of loans and breaches of representations and warranties.

     As more fully discussed in Note 2 to the Company's Consolidated Financial Statements, the Company had entered into an agreement with AMC pursuant to which AMC agreed to sub-service mortgage loans originated or purchased by the Company. The Company has agreed to pay AMC a 45 basis point annual servicing fee on the outstanding principal balance of each loan sub-serviced. Such sub-servicing costs for the three months ended June 30, 1999 and 1998 totaled $869,000 and $1.1 million, respectively.

     The table below presents the Company's direct expenses by reportable segment for the periods indicated (dollars in thousands):

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Broker-sourced......................................  $11,411    $10,582    $21,826    $19,157
Correspondent.......................................      660        533      1,305        974
                                                      -------    -------    -------    -------
  Subtotal Wholesale................................   12,071     11,115     23,131     20,131
Loan servicing......................................    1,738      1,188      3,524      1,834
Other...............................................    6,509      9,018     16,702     15,893
                                                      -------    -------    -------    -------
          Total Expenses............................  $20,318    $21,321    $43,357    $37,858
                                                      =======    =======    =======    =======

     The Company allocates specific provisions for losses to each respective segment. Unallocated provisions are included in Other. Sub-servicing costs are allocated to the Loan servicing segment. Corporate support is allocated to the Other category.

     Income Taxes. During the second quarter of 1998, the Company engaged its external tax advisors to perform a study on its state income tax filing methodologies and to assist with the filing of its initial state income tax returns in those states where the Company had significant operations. Prior to the completion of this analysis, the Company estimated its combined income tax rate to be 42.0%. The study was completed during the third quarter of 1998 and indicated that the Company's actual income tax expense should be approximately 40% to 41%. Applying the lower effective annual tax rate to the Company's 1999 operations resulted in the Company's income tax expense declining to 40.5% from 42.0% of pre-tax earnings during the second quarter of 1999 compared to the same period in 1998.

FINANCIAL CONDITION

     A substantial portion of the Company's cash and cash equivalents are maintained in an account with its warehouse lender. The Company earns interest on these funds at a yield that approximates the 30 day reserve adjusted London Inter-Bank Offered Rate ("LIBOR"). At June 30, 1999, cash and cash equivalents included $22.5 million in funds which were borrowed from its warehouse lender for the funding of loans. Such borrowings were not needed and were repaid to the warehouse lender the following business day.

     Loans held for sale decreased by $18.1 million as of June 30, 1999, as compared to December 31, 1998. As of June 30, 1999, $31.0 million of loans held for sale were delinquent 31 days or more. Loans held for sale are valued at the lower of their historical cost basis or market value, determined on an aggregate basis. At June 30, 1999, the Company's market valuation allowance on loans held for sale totaled $4.6 million.

     Receivable from the sales of loans represents the proceeds from the sales of loans that have not been received by the Company from the purchaser. At June 30, 1999, receivable from the sales of loans totaled $192.3 million compared to $186.8 million at December 31, 1998. Such balances normally are collected within a 30-day period from month-end. As of July 16, 1999, all proceeds related to the receivable from the sales of loans at June 30, 1999 had been collected.

     At June 30, 1999, the Company had recorded $15.5 million of capitalized mortgage servicing rights. When the Company sells its loans, it typically retains approximately 50 basis points of servicing. Additionally, the Company generally retains the right to receive late fees and other charges in connection with the servicing of the loans. Capitalized mortgage servicing rights are subject to downward valuation in the event that the market value of the servicing is lower than the recorded amounts, which typically occurs when the related loans have higher ratios of loss (charge-offs) and/or rates of prepayment than had been predicted at the time of sale.

     Warehouse financing facility increased $9.4 million over the 1998 year-end level as a result of an increase in the receivable from the sales of loans over the same comparative period, and increased utilization of the facility rather than cash.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $46.9 million in cash and cash equivalents at June 30, 1999. The Company has historically generated positive cash flow. Sources of cash include loan sales, net interest income and borrowings. Uses of cash include the funding of loan originations and purchases, repayment of borrowings and related interest expense, operating and administrative expenses, income tax and capital expenditures.

     The Company funds its lending operations through its revolving warehouse credit facility under which it borrows money to finance the origination and purchase of loans. Additionally, the Company may utilize cash reserves to fund loan production in order to maximize the return on excess liquidity. The Company repays borrowings with the proceeds from loan sales. During the three months ended June 30, 1999 and 1998, the Company used cash in the amount of $710.7 million and $651.7 million, respectively, for new loan originations and purchases. During the same periods, the Company received cash proceeds from the sale of loans of $722.6 million and $646.3 million, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such loans sales of $26.0 million and $37.8 million, respectively, for the six months ended June 30, 1999 and 1998. During the six months ended June 30, 1999 and 1998, the Company used cash in the amount of $1.5 billion and $1.1 billion, respectively, for new loan originations and purchases. During the same periods, the Company received cash proceeds from the sale of loans of $1.5 billion and $1.1 billion, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such loans sales of $59.1 million and $65.8 million, respectively, for the six months ended June 30, 1999 and 1998.

     The Company has four primary sources of funding (i) a committed $325 million revolving warehouse facility provided by a syndicate of banks, led by Chase Bank of Texas, (ii) a $250 million committed warehouse facility from an investment banking firm, (iii) $200 million of uncommitted repurchase facilities, and (iii) the Company's excess liquidity. These facilities have a variety of financial and compliance covenants and the Company met or exceeded all of these covenants at June 30, 1999. These facilities bear interest at a specified margin over one month LIBOR. The weighted average cost of funds for these facilities was 6.29% at June 30, 1999. During the first six months of 1999, the Company increased its warehouse funding capacity by $375 million. At June 30, 1999, the Company had utilized $18.3 million of its excess liquidity to fund loans.

     The Company believes that sufficient cash from operations and borrowings will be generated to fund operations. However, the Company's ability to continue to originate and purchase loans is dependent in large part upon its ability to sell the loans at a sufficient premium in order to generate cash proceeds to repay borrowings under the warehouse financing facility, thereby creating borrowing capacity to fund new originations and purchases. The value of and market for the Company's loans are dependent upon a number of factors, including the loan-to-value ratios and interest rates on the loans, general economic conditions, interest rates and government regulations. Adverse changes in such factors may affect the Company's ability to sell loans for acceptable prices within a reasonable period of time. A prolonged, substantial reduction in the size of the secondary market for loans of the type originated or purchased by the Company may adversely affect the Company's ability to sell loans in the secondary market with a consequent adverse impact on the Company's results of operations, financial condition and ability to fund future originations and purchases.

     The secondary market for subprime mortgages has declined and current market prices for subprime loans are substantially lower than those reported by the Company during previous quarters. Excess product and low demand has caused pricing for loans, similar to those originated by the Company, to substantially decline. There can be no assurance provided that the Company will be able to sell its loans in the secondary market at a price near recent levels. A material decline in such prices could have a material adverse impact on the Company's results of operations and liquidity.

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

     The Company's plan for Year 2000 readiness has three phases. Phase one involves identifying and remediating the internal systems and processes that must be Year 2000 compliant. Phase one has been completed. Phase two consists of testing both the internal and external systems. Although the Company has completed the development of its testing facility and has completed testing on its major systems. The Company intends to test its systems throughout the remainder of 1999 to ensure that system and software upgrades are fully compliant. Phase three consists of developing a contingency plan for those external systems or suppliers that are critical for the Company to operate, but are not yet Year 2000 compliant. The Company has finalized these plans.

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

     Although the Company has taken steps to identify, evaluate and remediate its Year 2000 compliance issues, it is possible that certain of its suppliers and/or systems may not be Year 2000 compliant by January 1, 2000. These suppliers provide the Company with computer processing systems, banking and financial systems, and utility infrastructure. In the event that any of these suppliers and/or systems are not Year 2000 compliant as of January 1, 2000, the Company may be exposed to an impairment of its: (i) operations, (ii) business processes, (iii) ability to meet its financial obligations. The impairment in any of these areas could have a material adverse effect on the Company's financial condition, results of operations and liquidity. The Company is assessing these risks and has created contingency plans intended to address such risks.

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

ACCOUNTING CONSIDERATIONS

     In June 1998, the FASB issued No. 133, Accounting for Derivative Instruments and Hedging Activities, which was to be effective for annual periods beginning after June 15, 1999 and has been delayed to June 15, 2000. The delay, published as FASB No. 137, Deferral of the Effective Date of FASB Statement NO. 133 -- an amendment of FASB Statement No. 133, applies to quarterly and annual financial statements. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet adopted SFAS 133.

                            SELECTED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED
                                                     JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                               --------------------    --------------------------
                                                 1999        1998         1999           1998
                                               --------    --------    -----------    -----------
STATEMENT OF OPERATIONS DATA:
Loans originated and purchased...............  $710,705    $651,691    $1,462,959     $1,142,749
Loan sales...................................   722,616     646,275     1,464,620      1,128,719
Return on average assets.....................     8.80%      14.12%         9.72%         12.64%
Return on average equity.....................    18.87%      31.20%        22.04%         27.34%
G&A expenses as a % of originations..........     2.59%       2.94%         2.64%          2.95%
Net gain on sale of loans as a % of loans
  sold.......................................     3.47%       4.89%         3.89%          4.92%
Net earnings as a % of production............     0.71%       1.14%         0.79%          1.12%

                                                              JUNE 30,      DECEMBER 31,
                   AS OF DATES PRESENTED:                       1999            1998
                   ----------------------                     --------      ------------
STATEMENT OF FINANCIAL CONDITION DATA:
Cash and cash equivalents...................................  $ 46,944        $ 24,941
Loans held for sale.........................................    41,070          59,148
Capitalized mortgage servicing rights.......................    15,508           9,806
Deferred income taxes.......................................    31,323          32,523
Total assets................................................   346,430         328,595
Warehouse financing facility................................   221,137         211,787
Total liabilities...........................................   235,251         228,969
Stockholders' equity........................................   111,179          99,626
OPERATING DATA:
Sales associates............................................       295             327
Book value per share........................................  $   4.92        $   4.41
Equity to Asset Ratio.......................................    32.09%          30.32%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below presents information about the Company's financial instruments subject to market risk at June 30, 1999 and at December 31, 1998 including the market value and interest rate of these instruments. The contractual terms, accounting policies, and other data concerning these instruments is disclosed in the Company's latest Form 10-K filed with the Securities Exchange Commission. The Company's receivable from the sales of loans and mortgage warehouse lines of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration and accordingly the risk is not material.

                                                              JUNE 30,   DECEMBER 31,
             MARKET RISK SENSITIVE INSTRUMENTS                  1999         1998
             ---------------------------------                --------   ------------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Loans Held for Sale
  Fair value................................................  $41,070      $59,148
  Weighted average interest rate............................    10.80%       10.41%
Capitalized mortgage servicing rights
  Fair value................................................  $15,508      $ 9,806
  Discount rate.............................................    14.00%       14.00%

     The Company does have exposure to market risk in a number of areas, including: (i) the secondary market for subprime loans; (ii) the origination market for subprime mortgages; (iii) the market for residential one-to four-unit single-family real estate in those geographic regions where the Company originates loans; (iv) the interest rate environment for subprime mortgages and the interest expense on the Company's borrowings. To manage its market risks the Company generally enters into forward sale commitments of loans 30-120 days in advance of funding the loans. At the time of the forward sales commitment, the Company estimates its expected volume of loan production and closely monitors the level of production against the amount of the unfilled purchase commitments. The objective of this strategy is to have a purchase commitment for each loan at the time of origination. A discussion of these risks is presented in Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources in this report and in the report FORM 10-K as of December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2. CHANGES IN SECURITIES

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      *3.1    Amended and Restated Certificate of Incorporation of Long
              Beach Financial Corporation
      *3.2    Bylaws of Long Beach Financial Corporation
      *4.1    Specimen of the Common Stock of Long Beach Financial
              Corporation
     *10.1    Administrative Services Agreement among Long Beach Mortgage
              Company, Long Beach Financial Corporation and Ameriquest
              Mortgage Corporation
     *10.2    Form of Master Sub-Servicing Agreement, between Long Beach
              Mortgage Company and Ameriquest Mortgage Corporation
     *10.3    4/97 Senior Secured Credit Agreement, among Ameriquest
              Mortgage Corporation and Texas Commerce Bank National
              Association, as Lender and Agent
     *10.4    Form of Director/Officer Indemnification Agreement
     *10.5    Contribution Agreement, between Ameriquest Capital
              Corporation, Long Beach Mortgage Company, Long Beach
              Financial Corporation and Ameriquest Mortgage Corporation
     *10.6    1997 Stock Incentive Plan

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     *10.7    Employment Agreement, between Long Beach Financial
              Corporation, Ameriquest Mortgage Corporation and M. Jack
              Mayesh
     *10.8    Employment Agreement, between Long Beach Financial
              Corporation, Ameriquest Mortgage Corporation and Edward
              Resendez
     *10.9    Employment Agreement, between Long Beach Financial
              Corporation, Ameriquest Mortgage Corporation and Frank J.
              Curry
     *10.10   Employment Agreement, between Long Beach Financial
              Corporation, Ameriquest Mortgage Corporation and James H.
              Leonetti
     *10.11   Employment Agreement, between Long Beach Financial
              Corporation, Ameriquest Mortgage Corporation and James J.
              Sullivan
     *10.12   Department of Justice Settlement Agreement
     *10.13   Employment Agreement, between Long Beach Financial
              Corporation, Long Beach Mortgage Company and William K.
              Komperda.
     *10.14   Form of Amendment to Employment Agreement, among Long Beach
              Financial Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh, Edward Resendez, Frank J. Curry, James H.
              Leonetti, and James J. Sullivan.
     *10.15   4/98 Amended and Restated Senior Secured Credit Agreement,
              among Long Beach Mortgage Company and Chase Bank of Texas, as Lender and Agent.
     *10.16   Amended and Restated Employment Agreement, between Long
              Beach Financial Corporation, Long Beach Mortgage Company and
              M. Jack Mayesh.
     *10.17   Amended and Restated Employment Agreement, between Long
              Beach Financial Corporation, Long Beach Mortgage Company and
              Edward Resendez.
     *10.18   Amended and Restated Employment Agreement, between Long
              Beach Financial Corporation, Long Beach Mortgage Company and
              Frank J. Curry.
     *10.19   Amended and Restated Employment Agreement, between Long
              Beach Financial Corporation, Long Beach Mortgage Company and
              William K. Komperda.
     *10.20   Amended and Restated Employment Agreement, between Long
              Beach Financial Corporation, Long Beach Mortgage Company and
              James H. Leonetti.
     *10.21   Amended and Restated Employment Agreement, between Long
              Beach Financial Corporation, Long Beach Mortgage Company and
              James J. Sullivan.
     *10.22   Employment Agreement, between Long Beach Financial
              Corporation, Long Beach Mortgage Company and Elizabeth A.
              Wood.
     *10.23   Supplement Agreement to Master Sub-Servicing Agreement
              between Long Beach Mortgage Company and Ameriquest Mortgage
              Company.
     *10.24   Master Repurchase Agreement between Merrill Lynch Mortgage
              Capital Inc., Merrill Lynch Credit Corporation and Long
              Beach Mortgage Company.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     *10.25   Purchase and Sale Agreement between Salomon Brothers Realty
              Corp. and Long Beach Mortgage Company.
      10.26   Form of Amendment to Employment Agreement, among Long Beach
              Financial Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh, Edward Resendez, Frank J. Curry, William
              K. Komperda, James H. Leonetti, James J. Sullivan and
              Elizabeth A. Wood.
      10.27   4/99 Amended and Restated Senior Secured Credit Agreement,
              among Long Beach Mortgage Company and Chase Bank of Texas, as Lender and Agent.
      10.28   Master Loan and Security Agreement, among Long Beach
              Mortgage Company and Morgan Stanley Mortgage Capital Inc.,
              as Borrower and Lender.
      27      Financial Data Schedule

---------------
* Previously filed.

(b) Reports on Form 8-K

     Agreement and Plan of Merger By and Between Washington Mutual, Inc. and Long Beach Financial Corporation filed on May 24, 1999

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

Date: August 10, 1999                     By: /s/ M. JACK MAYESH

                                            ------------------------------------
                                            M. Jack Mayesh
                                            Chairman and Chief Executive Officer

Date: August 10, 1999                     By: /s/ JAMES H. LEONETTI

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

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                             DESCRIPTION                               PAGE
-------                            -----------                           ------------
 *10.21    Amended and Restated Employment Agreement, between Long
           Beach Financial Corporation, Long Beach Mortgage Company and
           James J. Sullivan...........................................
 *10.22    Employment Agreement, between Long Beach Financial
           Corporation, Long Beach Mortgage Company and Elizabeth A.
           Wood........................................................
 *10.23    Supplement Agreement to Master Sub-Servicing Agreement
           between Long Beach Mortgage Company and Ameriquest Mortgage
           Company.....................................................
 *10.24    Master Repurchase Agreement between Merrill Lynch Mortgage
           Capital Inc., Merrill Lynch Credit Corporation and Long
           Beach Mortgage Company......................................
 *10.25    Purchase and Sale Agreement between Salomon Brothers Realty
           Corp. and Long Beach Mortgage Company.......................
  10.26    Form of Amendment to Employment Agreement, among Long Beach
           Financial Corporation, Long Beach Mortgage Company and each of M. Jack Mayesh, Edward Resendez, Frank J. Curry, William
           K. Komperda, James H. Leonetti, James J. Sullivan and
           Elizabeth A. Wood...........................................
  10.27    4/99 Amended and Restated Senior Secured Credit Agreement,
           among Long Beach Mortgage Company and Chase Bank of Texas, as Lender and Agent.........................................
  10.28    Master Loan and Security Agreement, among Long Beach
           Mortgage Company and Morgan Stanley Mortgage Capital Inc.,
           as Borrower and Lender......................................
  27       Financial Data Schedule.....................................

---------------
* Previously filed.